Form 10-Q
period 1997-09-30
D LANZ DEVELOPMENT GROUP INC
filed 1997-11-14
CIK 75053

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB



[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended SEPTEMBER 30, 1997.


[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to ________________


                  Commission File Number: 0-5367


                         D-LANZ DEVELOPMENT GROUP, INC.
         -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                  11-1717709
       -------------------------------------------------------------------
       (State or other jurisdiction                  (I.R.S.Employer
       incorporation or organization                Identification No.)


                   400 GROVE STREET GLEN ROCK, NEW JERSEY
                   -------------------------------------------
                    (Address of principal executive offices)


                                  201-457-1221
                           ---------------------------
                           (Issuer's telephone number)

                                (Not Applicable)
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2) has been subject to such filing requirements for the past 90 days. Yes
     [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     10,000,000 common shares as of SEPTEMBER 30, 1997



     Transitional Small Business Disclosure Format Yes [  ]  No [X]


                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

    The condensed financial statements for the periods ended September 30, 1997 included herein have been prepared by American Bio Medica Corporation,
(the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of July 31, 1997, and the results of operations and cash flows for the three month periods ended July 31, 1996 and 1997.


                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET

                                  September 30,
                                December 31, 1997
                                     1996           Unaudited
                                   ---------        ---------



 Current assets
  Cash                            $        0        $2,000

                                    --------        ------
  Current assets                           0         2,000

Other assets
  License rights                                   252,500
                                                   -------
  Total other asset                                252,500
                                    --------       -------
Total assets                      $        0      $254,500
                                    ========       =======

                     Liabilities and Stockholders' Equity

Current liabilities

  Commitments and contingencies     $      0      $      0

Capital stock
Preferred stock- authorized 50,000,000 shares $.001 par value each. At December
 31, 1996 and September 30, 1997, the number of shares outstandings was -0-

Common  stock-authorized 100,000,000  common  shares,  par value $.001 each, at
  December  31,  1996 and September  30,  1997,  the  shares  outstanding  were
  1,551,394 and 10,000,000
  respectively.                         1,551         10,000

   Additional paid in capital               0        246,051
   Retained earnings              (     1,551)      (  1,551)
                                  -----------      ---------
Total stockholders' equity                  0        254,500
                                  -----------      ---------
Total liabilities
 and stockholders' equity         $         0       $254,500
                                   ==========       ========

                 See accompanying notes to financial statements.



                      D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                          For the nine           For the nine
                          months ended           months
ended
                          September 30,         September 30,
                            1996                   1997
                           Unaudited             Unaudited
                         -------------          ------------

Revenue                     $     0                $      0
Less cost of
 goods sold                       0                       0
                            --------              ---------
Gross profit                      0                       0

Operations:
  General
   administrative                 0                       0
  Depreciation and
   amortization                   0                       0
                             ------                --------
Total expenses                    0                       0

Income (loss) from
  operations                      0                       0


Net Profit (Loss)
 from operations          $       0               $       0
                          ==========               ========
 Net income (loss)
  per share                 $     0                   $   0
                            ======                   ======
Total number of
 shares outstanding      10,000,000              10,000,000
                         ==========              ==========

                 See accompanying notes to financial statements.



                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                 For the nine         For the nine
                                 months ended          months ended
                                 September 30,         September 30,
                                     1996                  1997
                                  Unaudited              Unaudited
                                  ---------              ---------
CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net profit (loss)               $       0             $        0
Amortization and
 depreciation                             0                      0
                                   ---------              --------
Adjustments to
 reconcile net
  income to net cash

TOTAL CASH FLOWS
FROM OPERATIONS                           0                      0

CASH FLOW FROM
FINANCING ACTIVITIES
  Sale of common shares                                      2,000
                                                           -------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                                         2,000


NET INCREASE (DECREASE) IN CASH           0                  2,000
CASH BALANCE  BEGINNING OF PERIOD         0                      0
                                    --------             ---------
CASH BALANCE END OF PERIOD         $      0            $     2,000
                                   ========             ==========

                 See accompanying notes to financial statements.


                        D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                            Additional
                 Common    Common Preferred   paid-in     Retained
                  Stock    Stock    Stock     capital     Earnings      Total
               ---------- ------- --------- ----------   ----------    --------

12-31-1991     1,551,394    $1,551                         $(1,551)     $    0
               =========     =====                          ======       =====
12-31-1992     1,551,394    $1,551                         $(1,551)     $    0
               =========     =====                          ======       =====
12-31-1993     1,551,394    $1,551                         $(1,551)     $    0
               =========     =====                          ======       =====
12-31-1994     1,551,394    $1,551                         $(1,551)     $    0
               =========     =====                          ======       =====
12-31-1995     1,551,394    $1,551                         $(1,551)     $    0
               =========     =====                          ======       =====
12-31-1996     1,551,394    $1,551                         $(1,551)     $    0


Unaudited
09-30-1997     2,000,000     2,000                                       2,000
09-30-1997     6,448,606     6,449            246,051                  252,500
               ---------  --------     --  ----------    ----------  ---------
09-30-1997    10,000,000    10,000     $0  $  246,051   $(   1,551)   $254,500
              ==========  ========     ==  ==========    ==========  =========

(1) Sale of shares pursuant to Regulation D at $.001 per share (2) Issuance of shares for acquisition of License Rights valued at $.01 per share

                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of D-Lanz Development Group, Inc., (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 1996.

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total average number of common and dilutive common equivalent shares outstanding during each quarter.The total number of shares for computing primary earnings per share were 10,000,000 and 10,000,000 for the quarters ended September 30, 1996 and 1997,respectively

4. ACCOUNTING FOR INCOME TAXES

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach of accounting for income taxes.Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

5. MARKETABLE SECURITIES

     The Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities",
which requires that investments in equity securities that have readily determinable fair values and investments in debt securities be classified in three categories: held-to-maturity, trading and available-for-sale. Based on the nature of the assets held by the Company and Management's investment strategy, the Company's investments have been classified as available-for-sale. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At July 31, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at September 30, 1997:

                                                                 Estimated
                                        Gross     Gross             Fair
                                      Unrealized Unrealized        Market
                               Cost     Gains     Losses           Value
                               ----     -----     ------           ------
Cash                     $     2,000    $-0-       $-0-       $     2,000

                          ----------    ----       ----         ---------
Total cash and cash
   equivalents           $     2,000    $-0-       $-0-        $    2,000
                          ==========     ===        ===         =========


6. ACQUISITION OF LICENSE RIGHTS

On September 30, 1997, the Company issued 6,448,606 shares of common stock to purchase from Health Technologies International, Inc. ("Health Tech") the rights to manufacture and market certain patented technologies. The License has been valued at the historic cash purchase price of $252,500 paid by Health Tech for the manufacturing and marketing rights.

Health Tech entered into an agreement on August 15, 1996 with Scantek, a Delaware corporation located in Mountain Lakes, New Jersey for the licensing of certain patented technology to manufacture and market for the countries of Chile and Singapore. The patented technology consists of a temperature sensing device and diagnostic direct reading, digital device to screen the breast for abnormalities, including cancer.

As a result of the acquisition, the Company has been granted a nonassignable, indivisible, nontransferable exclusive right and license within the territories of Chile and Singapore to assemble, use and sell the devices for a period of ending with the expiration of the applicable patents in these countries. If the Company fails to achieve for a period of 12 consecutive months the minimum net sales of the devices with respect to each country, Scantek may upon 30 days written notice and at its option either terminate this agreement or delete the country from the Company's territories. Minimum net sales as defined is based upon market penetration. The size of the market in each of the three countries will be computed using official government census information from each country. The market is defined as the lesser of two pairs of the device for each women between the ages of 25 and 70 or such usage as may be recommended by the relevant medical association or government agency in each country in the Territory. The percentage of market penetration by year is as follows:

                                          Year Percentage of  Market Penetration
                                          1997                  0%
                                          1998                  1%
                                          1999                  3%
                                          2000                  4%
                                          2001 and after        5%

This schedule is based upon the scheduled delivery of an operational assembly line, part of which will be installed in Scantek's facility, part of which will be install in the Company's facility. In the event that completion of installation of the turnkey manufacturing line is delayed beyond June 30, 1997, then the above referenced years will be adjusted to appropriate calendar years so as not to prejudice the Company's 365 day time period in which to achieve the graduated market penetration.

As of September 30, 1997, Health Tech has paid to Scantek a nonrefundable License Fees aggregating $252,500.

The Company is  required to pay a royalty  equal to 15% of Net Sales of Licensed
Devices in the Territories during each contract year during the term of the agreement. The royalty paid, will in no instance be less than $1.00 per unit or a guaranteed minimum royalty payable as follows: $80,000 for the year 1997; $200,000 for the year 1998; $300,000 for the year 1999 and $400,000 for each year thereafter.

Royalties are due and payable each quarter either for the actual amount due or 25% of the minimum royalty payable for the year. The Company is required to sell to Scantek 2,000,000 shares of common stock, representing 20% of the total issued and outstanding common shares of the Company as of the date of the agreement for the aggregate sum of $2,000. or $.001 per share. Under no circumstances will Scantek's common stock position be diluted to less than 15% of the issued and outstanding common stock of the Company. In the event the Company will receive at nominal cost warrants to purchase sufficient shares of common stock to maintain its 20% ownership, such warrants will allow the purchase of shares at $2.25 per share for five years from the date of the agreement. The Company is required to arrange to purchase a turnkey manufacturing line. Upon completion of the line, that portion of the line that manufactures Sensors for the licensed devices will be installed at the same location as Scantek's own manufacturing facility. Scantek will operate that portion of the line and to the extent of the lines manufacturing capacity, deliver the Company's requirements for Sensors to the Company's plant location F.O.B. for cost plus 25%. Scantek will maintain a purchase money security interest in the sensors delivered pursuant to this agreement.

During each contract year, the Company is required to spend 5% of net sales during the immediately preceding year on advertising and promotion.

Upon termination of this agreement, the Company agrees that neither the Company's officers, directors, principals nor its shareholders will during a period of 5 years from the date of termination manufacture Sensors or purchase Sensors manufactured by any entity other than Scantek for use in the licensed devices or any competing device or directly or indirectly manage, operation or control of or be connected as an officer, director, shareholder, partner, consultant, owner, employee, agent, lender, donor, vendor, or otherwise, or have any financial interest in or aid assist anyone else in the conduct of any competing entity which offers similar devices for sale. The Company is required to maintain product liability insurance with a limit of not less than $1,000,000.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the nine months ended September 30, 1996 and 1997
                 -------------------------------------------------

     Except for the description of historical facts contained herein, this Form 10Q-SB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development.

     Results of operations for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.
-------------------------------------------------------------------------

     Revenues were $0 for the nine months ended September 30, 1997 as compared to $0 for the nine months ended September 30, 1996. Costs of goods sold for the nine months ended September 30, 1997, were $0 as compared to $0 for the nine months ended September 30, 1996 representing a cost of goods sold percentage of 0% for the nine months ended September 30, 1997 as compared to 0% for the nine months ended September 30, 1996. The cost of goods sold percentage during the first quarter of fiscal 1998 remains approximately consistent with the percentage during the first quarter of fiscal 1997.

    General and administrative costs for the nine months ended September 30, 1997 were $0, an increase of 0% over expenses of $0 for the nine months ended September 30, 1996.

     Liquidity and capital resources as of the end of the nine months ended September 30, 1997.
------------------------------------------------------------------------------

     The Company's cash balance was $2,000 and working capital was $2,000 as at September 30, 1997.

     The Company's primary short-term needs for capital, which are subject to change, are for development of its manufacturing to adequately deliver new products and an increase in inventory levels to fill large anticipated orders.

     Income tax: As of September 30, 1997, the Company has a tax loss carry-forward of $1,551. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

     The Company currently plans to expend approximately $2.0 million for the expansion and development of its manufacturing, marketing and general administrative capabilities in connection with the fulfillment of the Company's marketing program and the anticipated launch of the Company's products currently under development. Additionally, the Company utilizes cash generated from operating activities to meet its capital requirements.

     The Company expects its capital requirements to increase over the next several years as it commences new research and development efforts, undertakes new product development, increases sales and administration infrastructure and embarks on developing in-house manufacturing capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

     The Company believes that its available cash and cash from operations will be sufficient to satisfy its funding needs for at least the next 36 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities

As of September 30, 1997, the Company issued 6,448,606 shares of common stock for the the acquisition of the certain patented technologies.

As of September 30, 1997, the Company sold 2,000,000 pursuant to Regulation D for an aggregate consideration of $2,000 or $.001 per share.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    D-LANZ DEVELOPMENT GROUP, INC.
                                               (Registrant)

                                    By: s/Roger Fidler
                                        ------------------
                                        Roger Fidler,
                                        President and Principal
                                        Executive Officer and
                                        Principal Financial Officer


              Dated: October 29, 1997