Form 10-Q
period 1995-09-30
D LANZ DEVELOPMENT GROUP INC
filed 1997-11-26
CIK 75053

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended September 30, 1995.

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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended September 30, 1995 included herein have been prepared by D-Lanz Development Group, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of operations and cash flows for the nine month periods ended September 30, 1994 and 1995.

     The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

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

                                         December 31, December 31,     September
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


Capital stock

    Preferred stock-authorized 5,000,000 shares $.001 par value. At December 31, 1993 and 1994 and September 30, 1995 the number of shares outstanding was -0-

Capital stock-authorized 15,000,000 shares,
par value of $.00 1. At December 31,
1993 and 1994 and September 30, 1995 the
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



                                         D-LANZ DEVELOPMENT GROUP, INC.
                                         (A Development Stage Company)
                                           STATEMENT OF OPERATIONS

                          For the year For the year For the three  For the three
                                ending       ending  months ended   months ended
                           December 3l, December 3l, September 30, September 30,
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


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                           For the year For the year For the three For the three
                                 ending       ending  months ended  months ended
                            December 31, December 31,September 30, September 30,
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


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

            Preferred Preferred Common    Common  Additional paid
Date        Stock     Stock     Stock     Stock   in capital        Total

12-31-1991  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1992  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1993  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1994  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

Unaudited
9-30-1995   -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-










                 See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

     NOTE  A--BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of D-Lanz Development Group, Inc. (the "Company") for the three months ended September 30, 1994 and 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending December 3 1, 1995.

        NOTE B--EARNINGS PER SHARE

        Earnings per share have been computed on the basis of weighted average number of shares outstanding. The weighted average number of shares outstanding at September 30, 1994 and 1995 was 1,551,394 and 1,551,394 respectively.

        NOTE C-COMMITMENTS

     The Company had no lawsuits or liabilities pending at September 30, 1994 and 1995.

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

For the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

The company has remained inoperative. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the three months ended March 31, 1994 and 1995. The activities of the Company during the three months ended September 30, 1994 and 1995. consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

Liquidity And Capital Resources

As of September 31, 1995, the Company's working capital was a $-0-. The Company's President has provided the necessary moneys to sustain the Company's existence until a new business purpose can be found.

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