Form 10-K
period 1995-12-31
D LANZ DEVELOPMENT GROUP INC
filed 1997-11-26
CIK 75053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1995

                         Commission File Number 0-5367

                         D-LANZ DEVELOPMENT GROUP, INC.
             (Exact name of registrant as specified in Its charter)

                               DELAWARE 11-1717709
        (State of Incorporation) (I.R.S. Employer Identification Number)

                      400 Grove St., Glen Rock, NJ 07452
               (Address of Principal Executive Office) (Zip Code)

         Registrant's telephone number, with area code: (201) 445-8862

           Securities registered pursuant to.Section 12(b) of the Act:
                                      None

         Securities registered pursuant to.Section 12(g) of the Act:
                  Common stock of $.001 par value per share

     Indicate by, check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State Issuer's Revenues for its most recent fiscal year. $-0-

Aggregate market value of the voting stock held by non-affiliates of registrant:
$0 as of December 31, 1995; Stock not trading.

Number of shares outstanding as of December 31, 1995: 1,551,394.

Documents incorporated by reference: Exhibits contained in the Form 10-KSB for the year ended December 31, 1992.

Part I.
Item 1            DESCRIPTION OF BUSINESS

                                                GENERAL DEVELOPMENT

         D-Lanz Development Group, Inc. and (hereinafter referred to as "Registrant", "D-Lanz", or "Company") commenced business activities as a partnership in 1947 and was incorporated on December 5, 1952, under the name Osrow Products Company, Inc. Effective December 1, 1972, Osrow Products Company, Inc., a New York Corporation, merged into OSR Corporation, a Delaware corporation. OSR was incorporated on June 28, 1972. OSR was formed solely for the purpose of having Osrow Product Company's state of incorporation changed from New York to Delaware and its name changed from Osrow Products Company, Inc. to OSR Corporation. On May 17, 1988, the Company amended its certificate of incorporation, changing its name to Resort Connections, Inc. and changing the total authorized capital stock to 55,000,000 of which 50,000,000 shares are common stock with a par value of $.001 per share and 5,000,000 shares are preferred stock with a par value of $.001 per share. On January 30, 1990, the Company amended its certificate of incorporation to change its name to D-Lanz Development Group, Inc., and to change the aggregate number of shares of stock the Company may issue to 100,000,000 shares of which 50,000,000 are common stock with a par value of $.001 per share and 50,000,000 shares are preferred stock with a par value of $.001 per share. On May 6, 1988, the company restated the number of common stock outstanding by reverse splitting the number of shares 1 for 4 from 6,2205,970 to 1,551,394.

         The Company is presently inactive and has no operations. The Company's current business plan is limited to seeking to acquire, in exchange for securities of the Company, assets or a business. No agreements regarding acquisition of any such assets have been entered into as of the date of this Form 10-KSB.

         Registrant's principal executive offices are at 400 Grove St., Glen Rock, NJ 07452. Telephone (201) 445-8862.

Item 2.           DESCRIPTION OF PROPERTY

         The Company's President provides the Company with limited office space in his offices at no charge.


Item 3.           LEGAL PROCEEDINGS

         There are no material pending legal actions involving the Company.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 1995.


Part II.
Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         (a)      The company's Common Stock has not been traded since
1988.

         (b) As of December 31, 1995, there were approximately 900 holders of the Company's Common Stock.

         (c) No dividends were paid during the fiscal year ending Dec. 31, 1995.



Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Financial Condition

During 1995 the Company was inactive, as it was in 1994. Therefore no changes have occurred in the Company's financial condition. The minor expenses which occur from time to time have been paid by the Company's President during 1995 and he will continue to pay such expenses until a new business is acquired.


ITEM 7.           FINANCIAL STATEMENTS

The financial statements are attached hereto at page 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending 1995.

Part III.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS OF REGISTRANT

Name                                Age              Position

Roger Fidler                        45               President, Chief Financial
                                                     Officer and Sole Director

Wanda Billet*                       46               Secretary

*Wanda Billet is the wife of the President.

Roger Fidler.              Mr. Fidler has been the sole director, President,
Chief Executive and Financial Officer of the Company since
September, 1989. He will serve until the next annual meeting scheduled for May, or until his successor is elected and qualified.
Mr. Fidler has been engaged in the private practice of law since
1983.  Mr. Fidler has also been President of PPA Technologies,
Inc., a private specialty chemicals company since its inception in 1994. Mr. Fidler has also been President of Health Technologies
International, Inc., a private medical device company, since 1994.

Wanda Billet. Ms. Billet is the wife of the Company's President. She has served as Secretary of the corporation since September, 1989 and will continue to serve until her successor is elected and qualified. Ms. Billet is a medical technologist (MTASCP) and has been employed in that capacity by Bergen Pines County Hospital from 1989 to 1993, Paramus, NJ; The Valley Hospital, Ridgewood, NJ, from 1990 to 1991; The Bergen County Blood Bank, Paramus, NJ from 1993 to 1995 and as Corning Clinical Laboratories, Teterboro, NJ from March, 1996 to the present where she presently is Technical Supervisor of Blood Bank.

ITEM 10.          EXECUTIVE COMPENSATION

                  No compensation was paid to any officer or director of the Company during the fiscal year ending December 31, 1995.

Item 11.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1995, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.



                          Number of      Percentage
Name                      Shares         of shares
                          Owned          owned

Roger                     360,000        23.24%
Fidler
400 Grove St.
Glen Rock, NJ 07452

Wanda                     70,000         4.51%
Billet
400 Grove St.
Glen Rock, NJ 07452

Officers and
Directors as
a Group of 2              430,000         27.75%



Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related party transactions during the fiscal year ended December 31, 1995.

Item 13.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
FORM 8-K

                  (a) All required exhibits are incorporated herein by reference from the Company's Form 10-KSB filed for the year ending December 31, 1992.

                  (b) No Financial Statement Schedules or reports on Form 8-K are required to be filed herewith.

                                                    SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  February 13, 1997                      By:    s/Roger L. Fidler
                                                     ---------------------
                                                     ROGER L. FIDLER
                                                     President & Chief Financial
                                                     and Accounting Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.



DATE: February 13, 1997                              By:      s/Roger L. Fidler
                                                        -----------------------
                                                            ROGER L. FIDLER
                                                            President
                                                            Director

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (201) 790-8775
                               Fax (201) 790-8845

To The Board of Directors and Shareholders of D-Lanz Development Group, Inc.

I have audited the accompanying balance sheet of D-Lanz Development Group, Inc. (a development stage company) as of December ' ) 1, 1994 and 1995 and the related statements of operations, cash flows and shareholders'equity for-the years ended December 31, 1994 and 1995. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D-Lanz Development Group, Inc. (a development stage company) as of December 31, 1994 and 1995 and the results of its operations, shareholders equity and cash flows for the year ended December 'i 1, 1994 and 1994 in conformity with generally accepted accounting principles,

The accompanying financial statements have been prepared assuming that D-Lanz Development Group, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has been dormont since December 31, 1990 and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. the financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of D-Lanz Development Group, Inc. (a development stage company) to continue as a going concern.



                                                     /s/ Thomas Monahan
                                                     Thomas P. Monahan, CPA
October 16, 1996
Paterson, New Jersey


                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                                  BALANCESHEET

                                     Assets

                                         December 31, December 31,
                                         31,
                                         1994             1995

Current assets

    Cash                                 0                 0

Total assets                             0                 0

Liabilities and Stockholders' Equity     0                 0

Commitments and Contingencies            0                 0


Capital stock

    Preferred stock-authorized 5,000,000
shares $.001 par value. At December 31,
1993 and 1994 and December 31, 1995 the
number of shares outstanding was        -0-

Capital stock-authorized 15,000,000 shares,
par value of $.00 1. At December 31,
1993 and 1994 and December 31, 1995 the
number of shares outstanding was 1,551,394.$1,551        $1,551

Additional paid in capital               (1,551)         (1,551)
Total stockholders' equity               -0-             -0-

Total liabilities and stockholders' equity-0-             -0-







             See    accompanying    notes   to    financial statements.



                                         D-LANZ DEVELOPMENT GROUP, INC.
                                         (A Development Stage Company)
                                           STATEMENT OF OPERATIONS

                          For the year For the year
                                ending       ending
                           December 3l, December 3l,
                                  1994         1995
Income                            $-0-         $-0-

Less costs of goods sold           -0-         $-0-

Gross profit                       -0-         $-0-

Operations:
General and administrative         -0-         $-0-
Depreciation and amortization      -0-         $-0-
Total expense                      -0-         $-0-

Profit from operations and before  -0-         $-0-
Corporate income tax expense

Corporate income tax               -0-         $-0-

Net profit or (Loss)               -0-         $-0-

Net income per share               -0-         $-0-

Average number  of shares        1,551,394   1 ,551,394
outstanding











                               See accompanying notes to financial statements.


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                           For the year For the year
                                 ending       ending
                            December 31, December 31,
                                   1994         1995
CASH FLOWS FROM OPERATING
ACTIVITIES
Net profit (loss)                  $-O-         $-O-

Depreciation and amortization      $-O-         $-O-

TOTAL CASH FLOWS FROM OPERATING    $-O-         $-O-
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
Commitments and contingencies      $-O-         $-O-

TOTAL CASH FLOWS FROM FINANCING    $-O-         $-O-
ACTIVITIES

NET INCREASE (DECREASE) IN CASH    $-O-         $-O-
CASH BALANCE BEGINNING OF          $-O-         $-O-
PERIOD
CASH BALANCE END OF PERIOD         $-O-         $-O-











               See accompanying notes to financial statements.


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

            Preferred Preferred Common    Common  Additional paid
Date        Stock     Stock     Stock     Stock   in capital        Total

12-31-1991  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1992  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1993  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1994  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1995   -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-










                 See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31,1994, and 1995

     Note 1. Organization of Company and Issuance of Common Stock

     a. Creation of the Company

      D-Lanz  Development  Group,  Inc. (the "Company") was formed on June
28, 1972 under the laws of the State of Delaware under the name OSR Corporation. On May 17, 1988, the Company amended its certificate of incorporation changing its name to Resort Connections, Inc. and changing the total shares authorized to issue to 55,000,000 of which 50,000,000 shares are common stock with a par value of $.001 per share and 5,000,000 shares of preferred stock with a par value of $.001 per share. On January 30, 1990, the Company amended its certificate of incorporation to change its name to D-Lanz Development Group, Inc. and change the aggregate number of shares of stock the Company may issue to 100,000,000 shares of which 50,000,000 are common stock with a par value of $.OO1 per share and 50,000,000 shares are preferred with a par value of $.OO1 per share.

        b. Description Of The Company

        The Company has been dormant since December 31, 1990.

        C. Issuance of Capital Stock

     On May 6, 1988, the Company restated the number of common stock outstanding by reverse splitting the number of shares from 6,200,000 to 1,550,000.

        Note 2-Summary of Signiricant Accounting  Policies

        a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been dormant since December 31, 1990 and is seeking neking business opportunities or acquisitions. The Company has been dependent upon management to pay the expenses to maintain the Cornpany's existence and will require management to continue to pay these expenses until a business opportunity to found. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing,

     The financial statements presented consist of the balance sheet of the Company as at December -' ) 1, 1994 and 1995, and the related statements of operations, retained earnings and cash flows for the years ended December 31, 1994 and 1995,

                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31,1994 an(i 1995

        b. Earnings per share

     Earnings per share have been computed on the basis of the total number of shares outstanding. For the years ended December 31, 1994 and 1995, the total number shares outstanding were 1,5.51,394,

        c. Pervasiveness of Estiniates

     The preparation of Financial statements in conformity with Generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Note 3 - Related Party transactions

          Lease Commitments

          The Company occupys office space rent free on a month to month basis from Roger Fidler, President at 400 Grove Street, Glenn Rock, New Jersey.

        Note 4 - Preferred Stock

     The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $.OO1 per share. The board of directors of the Company is granted the power to determine by resolution from time to time the power, preferences, rights, qualifications, restrictions or limitations of the preferred stock.

     At December 31, 1994 and 1995, the number of preferred shares outstanding was -O-.

       Note 5 - Income  Taxes

The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1995, the Company had no material current tax liability, deferred tax assets, or liabilities.

                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDING DECEMBER 31,1994, and 1995

      Note6- Commitments and Contingencies

      Liabilities, Commitments, and Contingencies

      At December 31, 1995 the Company has no liabilities or commitments or contencies.


      Note 7 - Development Stage Company

     The Company is considered to be a development stage company with little operating history, The Company is dependent upon the resources of the Company's management and its ability to raise or borrow additional funds to continue to exist. The Company Is actively seeking new business opportunities.

                                                    SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  February 13, 1997                      By:    s/Roger L. Fidler
                                                     ---------------------
                                                     ROGER L. FIDLER
                                                     President & Chief Financial
                                                     and Accounting Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.



DATE: February 13, 1997                              By:      s/Roger L. Fidler
                                                        -----------------------
                                                            ROGER L. FIDLER
                                                            President
                                                            Director