Form 10-Q
period 1996-03-31
D LANZ DEVELOPMENT GROUP INC
filed 1997-11-26
CIK 75053

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended March 31, 1996.

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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

        The condensed financial statements for the periods ended March 31, 1996 included herein have been prepared by D-Lanz Development Group, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1996.

    The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

        The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended December 31, 1994 and 1995.


                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                                  BALANCESHEET

                                     Assets

                                         December 31, December 31,         March
                                         31,
                                         1994             1995             1996

Current assets

    Cash                                 0                 0               0

Total assets                             0                 0               0

Liabilities and Stockholders' Equity     0                 0               0

Commitments and Contingencies            0                 0               0


Capital stock

    Preferred stock-authorized 5,000,000 shares $.001 par value. At December 31, 1994 and 1995 and March 31, 1996 the number of shares outstanding was -0-

Capital stock-authorized 15,000,000 shares,
par value of $.00 1. At December 31,
1994 and 1995 and March 31, 1996 the
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



                                         D-LANZ DEVELOPMENT GROUP, INC.
                                         (A Development Stage Company)
                                           STATEMENT OF OPERATIONS

                          For the year For the year For the three  For the three
                                ending       ending  months ended   months ended
                           December 3l, December 3l,     March 31,     March 31,
                                  1994         1995          1995           1996
Income                            $-0-         $-0-          $-0-           $-0-

Less costs of goods sold           -0-         $-0-          $-0-           $-0-

Gross profit                       -0-         $-0-          $-0-           $-0-

Operations:
General and administrative         -0-         $-0-          $-0-           $-0-
Depreciation and amortization      -0-         $-0-          $-0-           $-0-
Total expense                      -0-         $-0-          $-0-           $-0-

Profit from operations and before  -0-         $-0-          $-0-           $-0-
Corporate income tax expense

Corporate income tax               -0-         $-0-          $-0-           $-0-

Net profit or (Loss)               -0-         $-0-          $-0-           $-0-

Net income per share               -0-         $-0-          $-0-           $-0-

Average number  of shares        1,551,394   1 ,551,394    1,551,394   1,551,394
outstanding











                               See accompanying notes to financial statements.


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                           For the year For the year For the three For the three
                                 ending       ending  months ended  months ended
                            December 31, December 31,    March 31,     March 31,
                                   1994         1995          1995          1996
CASH FLOWS FROM OPERATING
ACTIVITIES
Net profit (loss)                  $-O-         $-O-          $-0-          $-0-

Depreciation and amortization      $-O-         $-O-          $-0-          $-0-

TOTAL CASH FLOWS FROM OPERATING    $-O-         $-O-          $-0-          $-0-
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES
Commitments and contingencies      $-O-         $-O-          $-0-          $-0-

TOTAL CASH FLOWS FROM FINANCING    $-O-         $-O-          $-0-          $-0-
ACTIVITIES

NET INCREASE (DECREASE) IN CASH    $-O-         $-O-          $-0-          $-0-
CASH BALANCE BEGINNING OF          $-O-         $-O-          $-0-          $-0-
PERIOD
CASH BALANCE END OF PERIOD         $-O-         $-O-          $-0-          $-0-











               See accompanying notes to financial statements.


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

            Preferred Preferred Common    Common  Additional paid
Date        Stock     Stock     Stock     Stock   in capital        Total

12-31-1991  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1992  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1993  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1994  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

12-31-1995  -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-

Unaudited
3-31-1996   -0-       $-0-      1,551,394 $1,551  $(1,551)          $-0-










                 See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

        NOTE A--BASIS OF PRESENTATION
        The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of D-Lanz Development Group, Inc. (the "Company") for the three months ended March 31, 1995 and 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 3 1, 1996.

        NOTE B--EARNINGS PER SHARE

        Earnings per share have been computed on the basis of weighted average number of shares outstanding. The weighted average number of shares outstanding at March 31, 1995 and 1996 was 1,551,394 and 1,551,394 respectively.

        NOTE C-COMMITMENTS

        The Company had no lawsuits or liabilities pending at March 31, 1995 and 1996.
        NOTE D--CONTINGENT LIABILITY
        a. Leased Office Space
        The Company occupies office space at 400 Grove Street, Glen Rock, New Jersey rent free on a month to month basis.

Item 2. Management's Discussion and Analysis of Plan of operation

Results of Operations

For the year ended December 31, 1995 as compared to the year ended December 31, 1994.

The company has remained inoperative. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the years ended December 31, 1994 and 1995. The activities of the Company during the years ended December 31, 1994 and 1995 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

For the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

The company has remained inoperative. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the three months ended March 31, 1995 and 1996. The activities of the Company during the three months ended March 31, 1995 and 1996. consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

Liquidity And Capital Resources

As of March 31, 1996, the Company's working capital was a $-0-. The Company's President has provided the necessary moneys to sustain the Company's existence until a new business purpose can be found.

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