Form 10-K
period 1996-12-31
D LANZ DEVELOPMENT GROUP INC
filed 1997-11-26
CIK 75053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996

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

Aggregate market value of the voting stock held by non-affiliates of registrant:
$0 as of December 31, 1996; Stock not trading.

Number of shares outstanding as of December 31, 1996: 1,551,394.

Documentsincorporated by reference: Exhibits contained in the Form 10-KSB for the year ended December 31, 1992.

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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 1996.


Part II.
Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         (a)      The company's Common Stock has not been traded since
1988.

         (b) As of December 31, 1996, there were approximately 900 holders of the Company's Common Stock.

 (c) No dividends were paid during the fiscal year ending Dec. 31, 1996.



Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Financial Condition

During 1996 the Company was inactive, as it was in 1995. Therefore no changes have occurred in the Company's financial condition. The minor expenses which occur from time to time have been paid by the Company's President during 1996 and he will continue to pay such expenses until a new business is acquired.


ITEM 7.           FINANCIAL STATEMENTS

The financial statements are attached hereto at page 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending 1996.

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

Roger Fidler.              Mr. Fidler has been the sole director, President,
Chief Executive and Financial Officer of the Company since
September, 1989. He will serve until the next annual meeting scheduled for May, or until his successor is elected and qualified.
Mr. Fidler has been engaged in the private practice of law since
1983.  Mr. Fidler has also been President of PPA Technologies,
Inc., a private specialty chemicals company since its inception in 1995. Mr. Fidler has also been President of Health Technologies
International, Inc., a private medical device company, since 1995.

Wanda Billet. Ms. Billet is the wife of the Company's President. She has served as Secretary of the corporation since September, 1989 and will continue to serve until her successor is elected and qualified. Ms. Billet is a medical technologist (MTASCP) and has been employed in that capacity by Bergen Pines County Hospital from 1989 to 1994, Paramus, NJ; The Valley Hospital, Ridgewood, NJ, from 1990 to 1991; The Bergen County Blood Bank, Paramus, NJ from 1994 to 1996 and as Corning Clinical Laboratories, Teterboro, NJ from March, 1997 to the present where she presently is Technical Supervisor of Blood Bank.

ITEM 10.          EXECUTIVE COMPENSATION

                  No compensation was paid to any officer or director of the Company during the fiscal year ending December 31, 1996.

Item 11.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
OWNERS

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1996, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.



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

There were no related party transactions during the fiscal year ended December 31, 1996.

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

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (201) 790-8775
                               Fax (201) 790-8845

To The Board of Directors and Shareholders of D-Lanz Development Group, Inc.

I have audited the accompanying balance sheet of D-Lanz Development Group, Inc. (a development stage company) as of December 31, 1995 and 1996 and the related statements of operations, cash flows and shareholders'equity for-the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D-Lanz Development Group, Inc. (a development stage company) as of December 31, 1995 and 1996 and the results of its operations, shareholders equity and cash flows for the year ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles,

The accompanying financial statements have been prepared assuming that D-Lanz Development Group, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has been dormont since December 31, 1990 and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. the financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of D-Lanz Development Group, Inc. (a development stage company) to continue as a going concern.



                                                     /s/ Thomas Monahan
                                                     Thomas P. Monahan, CPA
October 16, 1996
Paterson, New Jersey


                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                                  BALANCESHEET

                                     Assets

                                         December 31, December 31,
                                         31,
                                         1995             1996

Current assets

    Cash                                 0                 0

Total assets                             0                 0

Liabilities and Stockholders' Equity     0                 0

Commitments and Contingencies            0                 0


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



                                         D-LANZ DEVELOPMENT GROUP, INC.
                                         (A Development Stage Company)
                                           STATEMENT OF OPERATIONS

                          For the year For the year
                                ending       ending
                           December 3l, December 3l,
                                  1995         1996
Income                            $-0-         $-0-

Less costs of goods sold           -0-         $-0-

Gross profit                       -0-         $-0-

Operations:
General and administrative         -0-         $-0-
Depreciation and amortization      -0-         $-0-
Total expense                      -0-         $-0-

Profit from operations and before  -0-         $-0-
Corporate income tax expense

Corporate income tax               -0-         $-0-

Net profit or (Loss)               -0-         $-0-

Net income per share               -0-         $-0-

Average number  of shares        1,551,394   1 ,551,394
outstanding











                               See accompanying notes to financial statements.


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                           For the year For the year
                                 ending       ending
                            December 31, December 31,
                                   1995         1996
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

        Note 2-Summary of Signiricant Accounting  Policies

        a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been dormant since December 31, 1990 and is seeking neking business opportunities or acquisitions. The Company has been dependent upon management to pay the expenses to maintain the Cornpany's existence and will require management to continue to pay these expenses until a business opportunity to found. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing,

     The financial statements presented consist of the balance sheet of the Company as at December 31, 1994 and 1995, and the related statements of operations, retained earnings and cash flows for the years ended December 31, 1995 and 1996,

                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDING DECEMBER 31,1994 an(i 1995

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