Form 10KSB
period 1997-12-31
D LANZ DEVELOPMENT GROUP INC
filed 1998-04-15
CIK 75053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

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

     Aggregate market value of the voting stock held by non-affiliates of registrant: $0 as of December 31, 1997

Number of shares outstanding as of December 31, 1997: 10,000,000

Documents incorporated by reference: Exhibits contained in the Form 10-KSB for the year ended December 31, 1992.



Part I.
Item 1   DESCRIPTION OF BUSINESS

                                                GENERAL DEVELOPMENT

     D-Lanz Development Group, Inc. and (hereinafter referred to as "Registrant", "D-Lanz", or "Company") commenced business activities as a partnership in 1947 and was incorporated on December 5, 1952, under the name Osrow Products Company, Inc. Effective December 1, 1972, Osrow Products Company, Inc., a New York Corporation, merged into OSR Corporation, a Delaware corporation. OSR was incorporated on June 28, 1972. OSR was formed solely for the purpose of having Osrow Product Company's state of incorporation changed from New York to Delaware and its name changed from Osrow Products Company, Inc. to OSR Corporation. On May 17, 1988, the Company amended its certificate of incorporation, changing its name to Resort Connections, Inc. and changing the total authorized capital stock to 55,000,000 of which 50,000,000 shares are common stock with a par value of $.001 per share and 5,000,000 shares are preferred stock with a par value of $.001 per share. On January 30, 1990, the Company amended its certificate of incorporation to change its name to D-Lanz Development Group, Inc., and to change the aggregate number of shares of stock the Company may issue to 100,000,000 shares of which 50,000,000 are common stock with a par value of $.001 per share and 50,000,000 shares are preferred stock with a par value of $.001 per share. On May 6, 1988, the company restated the number of common stock outstanding by reverse splitting the number of shares 1 for 4 from 6,2205,970 to 1,551,394. On September 30, 1997, the Registrant acquired the assets of Health Technologies International, Inc. ("HTI"), a private New Jersey corporation, in exchange for 8,448,606 shares of the Registrant's common stock. HTI was controlled by Roger Fidler, President of the Registrant.

                                                BUSINESS OF ISSUER

     The primary asset acquired from HTI is an exclusive license to manufacture, market and sell a breast abnormality indicator in Chile and Singapore. This product, with FDA marketing clearance in place, is presently manufactured in the United States by HumaScan, Inc., a NASDAQ listed corporation which has recently announced a December, 1997 launch date. The Registrant and HumaScan are unrelated. In the United States HumaScan has a marketing arrangement with Physician Sales and Service, Inc., one of the largest medical product distributors in the United States, which plans to sell the device under the trademark "BreastAlert". The Company intends to enter into a similar marketing arrangement within its exclusive license territory, however no concrete plans to do so have yet been made.


     The main competition for the Company's product is the mammogram and similar devices. The Company has not yet applied for any governmental approval of its principal product in the territories of its exclusive license, but believes that since the product was approved for use in the United States that it will eventually be approved. Currently, the Company does not have any manufacturing capacity or purchasers for its product, and will only begin to manufacture and market the product when and if the product is approved for sale in the license territory.

     Registrant's principal executive offices are at 400 Grove St., Glen Rock, NJ 07452. Telephone (201) 445-8862.

Item 2.  DESCRIPTION OF PROPERTY

     The Company's President provides the Company with limited office space in his offices at no charge.

Item 3.  LEGAL PROCEEDINGS

     There are no material pending legal actions involving the Company.

tem 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 1997.


Part II.
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The company's Common Stock did not been traded from 1988 to February of 1998. Currently, the Company's Common Stock is traded over the counter on the Bulletin Board. Since that time it has had a high of $1.25, and a low of $0.25.

          (b) As of December 31, 1997, there were approximately 900 holders of the Company's Common Stock.

          (c) No dividends were paid during the fiscal year ending Dec. 31, 1997.




     Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Plan Of Operation

     During 1997 the Company acquired an exclusive license to manufacture, market and sell a breast abnormality indicator in Chile and Singapore. Over the next twelve months the Company intends to begin a series of steps which hopefully will lead to the utilization of this license. The Company intends to apply for all (if any) approvals needed to begin sales of the Company's product in these countries, to arrange for a medical product distributor in these countries to carry the Company's product, and to set up a manufacturing facility for the product in one or both of the countries in which the company holds an exclusive license. In order to set up this plant, the Company will be require to raise additional funds to pay for the as of yet unascertained costs of setting up the manufacturing and marketing systems envisioned. The minor administrative costs for the Company have been and will in all likelihood continue to be borne by the Company's President during 1998, until such time as the Company makes more active efforts to implement its marketing and manufacturing plans.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached hereto at page 8.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending 1997.


Part III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF REGISTRANT

Name                                Age              Position

Roger Fidler               46               President, Chief Financial
                                            Officer and Sole Director

Jay Hait                   28               Secretary


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

     Jay Hait. Mr. Hait has served as Secretary of the corporation since November, 1997 and will continue to serve until his successor is elected and qualified. Mr. Hait has worked as an attorney in Mr. Fidler's law practice since May of 1997. Prior to that, Mr. Hait had been employed as a computer programmer at Isis Corporation of Oakland, NJ from 1994. Mr. Hait worked as a help desk and LAN technician at MDY Advanced Technologies of Fair Lawn, NJ in 1993, and Viacom of New York, NY in 1992.


ITEM 10. EXECUTIVE COMPENSATION

     No compensation was paid to any officer or director of the Company during the fiscal year ending December 31, 1997.

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.






                                    Number of                 Percentage
Name                                Shares                    of shares
                                    Owned                     owned

Roger                               6,060,000*                60.06%
Fidler
400 Grove St.
Glen Rock, NJ 07452

Scantek Medical, Inc.               2,000,000                 20.00%
321 Palmer Rd.
Denville, NJ 07834


Officers and
Directors as
a Group                             6,060,000                 60.06%
___________________________________
* The Registrant has not had a change in control. However, the nature of that control previously in place has changed. The President and sole director of the Company, Roger Fidler, now owns over 60% of the voting stock of the Registrant by virtue of the acquisition of certain assets of HTI as described above.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 30, 1997, the Registrant acquired the assets of Health Technologies International, Inc. ("HTI"), a private New Jersey corporation, in exchange for 8,448,606 shares of the Registrant's common stock. The primary asset is an exclusive license to manufacture, market and sell a breast abnormality indicator in Chile and Singapore. HTI was a closely held corporation controlled by Mr. Fidler, who owned 93% of HTI's common stock. Scantek Medical, Inc. received its 2,000,000 shares pursuant to the terms of the license agreement.


Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) All required exhibits are incorporated herein by reference from the Company's Form 10-KSB filed for the year ending December 31, 1992.

     (b) Form 8-k and its associated schedules and reports reflecting the purchase of assets from HTI on September 31, 1997 was filed in November 3, 1997, and is incorporated by reference.

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (201) 790-8775
                               Fax (201) 790-8845

To The Board of Directors and Shareholders of D-Lanz Development Group, Inc.

     I have audited the accompanying balance sheet of D-Lanz Development Group, Inc. (a development stage company) as of December 31, 1997 and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D-Lanz Development Group, Inc. (a development stage company) as of December 31, 1997 and the results of its operations, shareholders equity and cash flows for the year ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that D-Lanz Development Group, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of reorganization and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of D-Lanz Development Group, Inc. (a development stage company) to continue as a going concern.


                                                       /s/ Thomas P. Monahan
                                                     Thomas P. Monahan, CPA
March 30, 1998
Paterson, New Jersey


                           D-LANZ DEVELOPMENT GROUP, INC.
                           (A Development Stage Company)
                                   BALANCE SHEET

Assets
                                                                                December 31,    December 31,
                                                                                1996            1997
Current assets
  Cash                                                                          $-0-            $934


Other assets
  License fees                                                                                  252,500
  Total other assets                                                                            252,500
Total assets                                                                    $-0-            $253,434
                        Liabilities and Stockholders' Equity
Commitments and Contingencies                                                   $-0-            $-0-



Capital stock
  Preferred stock-authorized 50,000,000 shares
$.001 par value. At December 31, 1996 and 1997 the
number of shares outstanding was -0-
  Common stock-authorized 100,000,000 shares, par
value of $.001. At  December 31, 1996 and  1997,
there were 1,551,394 and 10,000,000 shares                                      $1,551
outstanding.
                                                                                $10,000
  Additional paid in capital                                                    -0-            246,051
  Deficit accumulated during development stage                                  (1,551)        (2,617)
Total stockholders' equity                                                      -0-            253,434
Total liabilities and stockholders' equity                                       $-0-          $253,434






                    See accompanying notes to financial statements.


                        D-LANZ DEVELOPMENT GROUP, INC.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS

                                                                   For the
                               For the year    For the year        period from
                              ended December  ended December     reorganization
                                31, 1996        31, 1997     (December 31, 1990)
                                                                  to

                                                                 December 31,

                                                                     1997
Income                              $-0-            $-0-                  $-0-

Less costs of goods sold             -0-             -0-                   -0-

Gross profit                         -0-             -0-                   -0-

Operations:
  General                            -0-           1,066                 1,066
and
administrative
  Amortization                       -0-             -0-                   -0-
Total expense                        -0-           1,066                 1,066

Profit (loss) from                                                         -0-
operations and
 before Corporate
income tax expense                   -0-             -0-

Corporate income tax                 -0-             -0-                   -0-

Net profit or (Loss)               $-0-         $(1,066)              $(1,066)

Net income per share                $-0-            $-0-                  $-0-
Total number of shares        10,000,000      10,000,000            10,000,000
outstanding






               See accompanying notes to financial statements.


                                                      D-LANZ DEVELOPMENT GROUP, INC.
                                                      (A Development Stage Company)
                                                         STATEMENT OF CASH FLOWS

                                                                                                                             For the
                                               For the year     For the year      For the nine       For the nine        period from
                                              ended December   ended December     months ended       months ended     reorganization
                                                 31, 1995         31, 1996        September 30,     September 30,     (December 31,
                                                                                      1996               1997            1990)  to
                                                                                                                         October 31,

                                                                                                                               1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                                $-0-             $-0-              $-0-               $-0-                $-0-
  Depreciation and amortization                    -0-              -0-               -0-                -0-                  -0-

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES         -0-              -0-               -0-                -0-                  -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  Commitments and contingencies                    -0-              -0-               -0-                -0-                  -0-
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES         -0-              -0-               -0-                -0-                  -0-

NET INCREASE (DECREASE) IN CASH                    -0-              -0-               -0-                -0-                  -0-
CASH BALANCE BEGINNING OF PERIOD                   -0-              -0-               -0-                -0-                  -0-
CASH BALANCE END OF PERIOD                         $-0-             $-0-              $-0-               $-0-                $-0-














                 See accompanying notes to financial statements.


                                         D-LANZ DEVELOPMENT GROUP, INC.
                                          (A Development Stage Company)
                                        STATEMENT OF STOCKHOLDERS' EQUITY
                                                               Additional     Deficit accumulated
      Date        Preferred  Preferred    Common    Common        paid     during development stage
                    Stock      Stock      Stock       Stock     in capital                              Total
12-31-1991           -0-       $-0-     1,551,394       $1,551                              $(1,551)     $-0-

12-31-1992           -0-       $-0-     1,551,394       $1,551                              $(1,551)     $-0-

12-31-1993           -0-       $-0-     1,551,394       $1,551                              $(1,551)     $-0-

12-31-1994           -0-       $-0-     1,551,394       $1,551                              $(1,551)     $-0-

12-31-1995           -0-       $-0-     1,551,394       $1,551                              $(1,551)     $-0-

12-31-1996           -0-       $-0-     1,551,394       $1,551                              $(1,551)     $-0-


 9 -30-1997(1)                            2,000,000      2,000                                              2,000
  9-30-1997(2)                            6,448,606      6,449     246,051                                252,500
12-31-1997                   Net                                                             (1,066)      (1,066)
                                loss

 12-31-1997          -0-       $-0-      10,000,000     10,000     246,051                  $(2,617)      253,434


(1) Sale of shares pursuant to Regulation D at $.001 per share.
(2) Issuance of shares for acquisition of License Rights valued at $.04 per share.







    See accompanying notes to financial statements.

       Note 1. Organization of Company and Issuance of Common Stock

       a. Creation of the Company

     D-Lanz Development Group, Inc. (the "Company") was formed on June 28, 1972 under the laws of the State of Delaware under the name OSR Corporation. On May 17, 1988, the Company amended its certificate of incorporation changing its name to Resort Connections, Inc. and changing the total shares authorized to issue to 55,000,000 of which 50,000,000 shares are shares of common stock, $.001 par value per share and 5,000,000 shares of preferred stock, $.001 par value per share. On January 30, 1990, the Company amended its certificate of incorporation to change its name to D-Lanz Development Group, Inc. and change the aggregate number of shares of stock the Company may issue to 100,000,000 shares of which 50,000,000 are shares of common stock, $.001 par value per share and 50,000,000 shares preferred stock, $.001 par value per share.

       b. Description of the Company

     The Company has purchased the License rights to certain patented technology to manufacture and market for the countries of Chile and Singapore a temperature sensing device and diagnostic direct reading, digital device to screen the breast for abnormalities, including cancer.

       c. Issuance of Capital Stock

     On May 6, 1988, the Company restated the number of common stock outstanding by reverse splitting the number of shares from 6,200,000 to 1,550,000.

     On September 30, 1997, the Company issued 6,448,606 shares of common stock to Health Technologies International, Inc. ("Health Tech") in consideration for the rights to manufacture and market certain products valued at $252,500 or $.04 per share.

     On September 30, 1997, the Company sold 2,000,000 shares of common stock to Scantek Medical, Inc. ("Scantek") pursuant to Regulation D for $2,000 or $.001 per share.

       Note 2-Summary of Significant Accounting Policies

       a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been dormant since December 31, 1990. On September 30, 1997, the Company acquired the License rights to certain patents. The Company has not generated any income and has been dependent upon management to pay the expenses to maintain the Company's existence and pay the costs of acquiring the License rights. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing.

     The financial statements presented at December 31, 1997 consist of the balance sheet of the Company as at December 31, 1997, and the related statements of operations, retained earnings and cash flows for the year ended December 31, 1996 and 1997.

       b. Cash and cash equivalents

     The Company treats temporary investments with a maturity of less than three months as cash.

       c. Earnings per share

     Earnings per share have been computed on the basis of the total number of shares outstanding at December 31, 1997. On that date, 10,000,000 shares of common stock were outstanding.

       d. Revenue recognition

     Revenue is recognized when products are shipped or services are rendered

       e. Use  of Estimates

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

       Note 3 -  Acquisition of License Rights

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

     As a result of the acquisition, the Company has been granted an indivisible, exclusive right and license within the territories of Chile and Singapore to assemble, use and sell the devices for a period ending with the expiration of the applicable patents in these countries.

     If the Company fails to achieve for a period of 12 consecutive months the minimum net sales of the devices with respect to each country, Scantek may upon 30 days written notice and at its option either terminate this agreement or delete the country from the Company's territories. Minimum net sales as defined is based upon market penetration. The size of the market in each of the three countries will be computed using official government census information from each country. The market is defined as the lesser of two pairs of the device for each women between the ages of 25 and 70 or such usage as may be recommended by the relevant medical association or government agency in each country in the Territory. The percentage of market penetration by year is as follows: Year Percentage of Market Penetration 1998 0% 1999 1% 2000 3% 2001 4% 2002 and after 5%

     This schedule is based upon the scheduled delivery of an operational assembly line, part of which will be installed in Scantek's facility, part of which will be install in the Company's facility. The above referenced years were adjusted to appropriate calendar years so as not to prejudice the Company's 365 day time period in which to achieve the graduated market penetration.

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

     The first minimum royalty payment of $80,000 is not due until December 31, 1998; $200,000 for the year 1999; $300,000 for the year 2000 and $400,000 for each year thereafter.

     Royalties are due and payable each quarter either for the actual amount due or 25% of the minimum royalty payable for the year.

     In the event that at any time during the term of this agreement, the consumer price index in effect for the national government of the country of the territory be increased by 10% over the index base as of the date of the agreement. Then the minimum royalty payable and the minimum net sales for the year will be increased by 10%.

     The Company sold to Scantek 2,000,000 shares of common stock, representing 20% of the total issued and outstanding common shares of the Company as of the date of the agreement for the aggregate sum of $2,000 or $.001 per share. Under no circumstances will Scantek's common stock position be diluted to less than 15% of the issued and outstanding common stock of the Company. In the event Scantek will receive, at nominal cost, warrants to purchase sufficient shares of common stock to maintain its 20% ownership, such warrants will allow the purchase of shares at $2.25 per share for five years from the date of the agreement.

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

       Note 4 - Related Party transactions

       a. Issuance of Common Shares

     On September 30, 1997, the Company issued 6,448,606 shares of common stock to Health Tech in consideration for the purchase of certain patents valued at $252,500.

       Mr. Roger Fidler is President of both the Company and of Health Tech

     On September 30, 1997, the Company sold 2,000,000 shares of common stock to Scantek Medical, Inc.
("Scantek") pursuant to Regulation D for $2,000.

       b. Lease Commitment

     The Company occupies office space rent free on a month to month basis from Roger Fidler, President at 400 Grove Street, Glenn Rock, New Jersey.

       c. Officer Salaries

       No officer received salaries in excess of $100,000.

       Note 5 - Preferred Stock

     The Company is authorized to issue 5,000,000 shares of preferred stock, $.001 par value per share. The board of directors of the Company is granted the power to determine by resolution from time to time the power, preferences, rights, qualifications, restrictions or limitations of the preferred stock.

       At  December 31, 1997,
       the number of preferred shares outstanding was -0-.

       Note 6 - Marketable Securities, Available for Sale

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At December 31, 1997, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.

     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at December 31, 1997:

                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $934                                                         $934
Total cash and
  cash equivalents                  $934                                                         $934
                        =====                                                            =====

       Note 7 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1997, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At December 31, 1997, the Company has net operating loss carry forwards for income tax purposes of $2,617. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

       The components of the net deferred tax asset as of December 31, 1997 are as follows:

      Deferred tax asset:
      Net operating loss carry forward      $  890
      Valuation allowance                   $( 890)
      Net deferred tax asset                $   -0-

     The Company recognized no income tax benefit for the loss generated for the SFAS No. 109 requires that a valuation allowance be provided if it is more likely year ended December 31, 1997.

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided

       Note 8 -  Commitments and Contingencies

       Liabilities, Commitments and Contingencies

       At December 31, 1997 the Company has no liabilities or  contingencies.

       Note 9. Supplemental Cash Flow Information

     The following is supplemental cash flow information for the year ended December 31, 1997.


 Issuance of 6,448,606 shares for acquisition of
 License rights                                          $(252,500)
 Common stock                                             252,500
 Total                                                    $    -0-
 ======

       Note 10 - Development Stage Company

     The Company is considered to be a development stage company with little operating history. The Company is dependent upon the resources of the Company's management and its ability to raise or borrow additional funds to continue to exist. The Company has purchased the License rights to manufacture and market certain patented technologies from Scantek and will require additional funds to complete the process of building manufacturing facilities and implement the Company's marketing program.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  March 26, 1998               By:    s/Roger L. Fidler
                                         ROGER L. FIDLER
                                         President & Chief Financial
                                         and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.




DATE:  March 26, 1998               By:    s/Roger L. Fidler
                                               ROGER L. FIDLER
                                               President
                                               Director