Form 10-Q
period 1998-03-31
D LANZ DEVELOPMENT GROUP INC
filed 1998-07-15
CIK 75053

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB



     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.
                 For the quarterly period ended March 31, 1998.


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

     10,000,000 common shares as of March 31, 1998



     Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended March 31, 1998 included herein have been prepared by D-Lanz Development Group, Inc.,
(the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1998.


                           D-LANZ DEVELOPMENT GROUP, INC.
                           (A Development Stage Company)
                                   BALANCE SHEET
                               Assets
                                                      December 31,       March 31,
                                                          1997           1998

Current assets
  Cash                                                          $934            $551


Other assets
  License fees                                                 252,500        252,500
  Total other assets                                           252,500        252,500
Total assets                                                   $253,434       $253,051
                        Liabilities and Stockholders' Equity
Current liabilities
   Officer loan payable                                                         $500


Capital stock
  Preferred stock-authorized 50,000,000 shares
$.001 par value. At December 31, 1997 and March 31,
1998 the number of shares outstanding was -0-
  Common stock-authorized 100,000,000 shares, par
value of $.001. At  December 31, 1996 and  1997,
there were 1,551,394 and 10,000,000 shares
outstanding.
                                                              $10,000         $10,000
  Additional paid in capital                                  246,051         246,051
  Deficit accumulated during development stage                (2,617)         (3,500)
Total stockholders' equity                                    253,434         252,551
Total liabilities and stockholders' equity                    $253,434        $253,051






                    See accompanying notes to financial statements.


                                          D-LANZ DEVELOPMENT GROUP, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF OPERATIONS


                          For the year    For the year    For the three     For the three
                         ended December  ended December    months ended     months ended
                            31, 1996        31, 1997        March 31,         March 31,
                                                               1997             1998
Income                              $-0-        $-0-          $-0-            $-0-


Less costs of goods sold             -0-         -0-           -0-             -0-


Gross profit                         -0-         -0-           -0-             -0-


Operations:
  General                            -0-       1,066           -0-               883
and
administrative
  Amortization                       -0-         -0-           -0-             -0-
Total expense                        -0-       1,066           -0-               883

Profit (loss) from
operations and
 before Corporate
income tax expense                   -0-         -0-           -0-             (883)

Corporate income tax                 -0-         -0-           -0-              -0-


Net profit or (Loss)               $-0-     $(1,066)          $-0-             $(883)

Net income per share                $-0-          $-0-        $-0-              $(-0-)
Total number of shares        10,000,000    10,000,000      10,000,000        10,000,000
outstanding






                                 See accompanying notes to financial statements.


                                                   D-LANZ DEVELOPMENT GROUP, INC.
                                                    (A Development Stage Company)
                                                       STATEMENT OF CASH FLOWS
                                                                                                                For the period from
                                                                                                                   reorganization
                                             For the year      For the year    For the three   For the three    (December 31, 1990)
                                            ended December    ended December   months ended     months ended             to
                                               31, 1996          31, 1997        March 31,       March 31,           March 31,
                                                                                   1997             1998                1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                              $-0-                $(1,066)      $-0-          $(883)               $(1,949)
  Depreciation and amortization                   -0-                     -0-       -0-             -0-                    -0-

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES        -0-                 (1,066)       -0-           (883)                (1,949)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                                              500                    500
  Sale of shares of common stock                                        2,000                                            2,000
  Commitments and contingencies                   -0-                   -0-         -0-            -0-                         -0-
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES        -0-                   2,000       -0-             500                  2,500

NET INCREASE (DECREASE) IN CASH                   -0-                    934        -0-           (383)                   551
CASH BALANCE BEGINNING OF PERIOD                  -0-                     -0-       -0-            934                     -0-
CASH BALANCE END OF PERIOD                       $-0-                   $934       $-0-           $551                   $551







                                           See accompanying notes to financial statements.


                                         D-LANZ DEVELOPMENT GROUP, INC.
                                          (A Development Stage Company)
                                        STATEMENT OF STOCKHOLDERS' EQUITY
                                                                    Additional        Deficit accumulated
      Date        Preferred  Preferred    Common    Common          paid            during development stage
                    Stock      Stock      Stock       Stock        in capital                          Total
12-31-1991           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-

12-31-1992           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-

12-31-1993           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-

12-31-1994           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-

12-31-1995           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-

12-31-1996           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-


 9 -30-1997(1)                            2,000,000      2,000       2,000
  9-30-1997(2)                            6,448,606      6,449     246,051                                252,500
12-31-1997                   Net                                                     (1,066)             (1,066)
                                loss

 12-31-1997          -0-       $-0-      10,000,000     10,000     246,051                  $(2,617)      253,434

Unaudited
  3-31-1998         Net loss                                                                   (883)        (883)
  3-31-1998          -0-       $-0-      10,000,000     10,000     246,051                  $(3,500)     $252,551


(1) Sale of shares pursuant to Regulation D at $.001 per share.
(2) Issuance of shares for acquisition of License Rights valued at $.04 per share.








                                 See accompanying notes to financial statements.


1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of D-lanz Development Group, Inc., (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 1997.

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total number of shares of common stock outstanding on March 31, 1998. On that date, the total number of shares of common stock outstanding was 10,000,000.

3. ACCOUNTING FOR INCOME TAXES

     The Company follows Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes," which requires an asset and liability approach of accounting for income taxes. Deferred tax assets and liabilities are computed annually for differences between financial statement basis and tax basis of assets, liabilities and available general business tax credit carry-forwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

4. MARKETABLE SECURITIES

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

     Securities classified as available-for-sale are carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. At March 31, 1998, the Company had no investments that were classified as trading or held-to-maturity as defined by the Statement.



     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at March 31, 1998:


                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $551                                                         $551
Total cash and
  cash equivalents                  $551                                                         $551

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the nine months ended March 31, 1996 and 1997
                 -------------------------------------------------

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

     Results of operations for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996.
- ---------------------------------------------------------------------------


     Revenues were $0 for the three months ended March 31, 1998 as compared to $0 for the three months ended March 31, 1997. Costs of goods sold for the three months ended March 31, 1998, were $0 as compared to $0 for the three months ended March 31, 1997 representing a cost of goods sold percentage of 0% for the three months ended March 31, 1998 as compared to 0% for the three months ended March 31, 1997. The cost of goods sold percentage during the first quarter of fiscal 1998 remains approximately consistent with the percentage during the first quarter of fiscal 1997.

    General and administrative costs for the three months ended March 31, 1998 were $0, an increase of 0% over expenses of $0 for the three months ended March 31, 1997.

     Liquidity and capital resources as of the end of the three months ended March 31, 1998.
- ----------------------------------------------------------------------------


     The  Company's  cash  balance  was  $2,000  and  working   capital  was
$2,000 as at March 31, 1998.

     The Company's primary short-term needs for capital, which are subject to change, are for development of its manufacturing to adequately deliver new products and an increase in inventory levels to fill large anticipated orders.

     Income tax: As of March 31, 1998, the Company has a tax loss carry-forward of $1,551. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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


Dated:            July 14, 1998