Form 10-Q
period 1998-06-30
D LANZ DEVELOPMENT GROUP INC
filed 1998-08-03
CIK 75053

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended June 30, 1998.

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

        Yes        No

        The Company had 10,100,000 shares of common stock outstanding

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

        The condensed financial statements for the periods ended June 30, 1998 included herein have been prepared by D-Lanz Development Group, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations and cash flows for the six month periods ended June 30, 1997 and 1998.

      The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

        The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal years ended December 31, 1996 and 1997.


                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                                  BALANCESHEET

                                     Assets


                                                                     June 30,
                                                      December 31,    1998
                                                      1997            Unaudited
Current assets
  Cash                                                $934            $528


Other assets
  License fees                                        252,500        252,500
  Total other assets                                  252,500        252,500
Total assets                                          $253,434       $253,028

                        Liabilities and Stockholders' Equity
Current liabilities
   Officer loan payable                                               $500


Capital stock
  Preferred stock-authorized 50,000,000 shares
$.001 par value. At December 31, 1997 and June 30,
1998 the number of shares outstanding was -0-
  Common stock-authorized 100,000,000 shares, par
value of $.001. At  December 31, 1997 and June 30,
1998, there were 1,551,394 and 10,100,000 shares
outstanding.
                                                      $10,000         $10,100
  Additional paid in capital                          246,051         246,951
  Deficit accumulated during development stage        (2,617)         (4,523)
Total stockholders' equity                            253,434         252,528
Total liabilities and stockholders' equity            $253,434        $253,028






             See    accompanying    notes   to    financial statements.



                                          D-LANZ DEVELOPMENT GROUP, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF OPERATIONS
                                                                                             For the period from
                                                                                                reorganization
                          For the year    For the year     For the six       For the six     (December 31, 1990)
                         ended December  ended December    months ended     months ended              to
                            31, 1996        31, 1997         June 30,          June 30,            June 30,
                                                               1997             1998                 1998
Income                        $-0-            $-0-             $-0-              $-0-                   $-0-

Less costs of goods sold       -0-             -0-              -0-               -0-                    -0-

Gross profit                   -0-             -0-              -0-               -0-                    -0-

Operations:
  General                      -0-           1,066              -0-             1,906                  4,523
and
administrative
  Amortization                 -0-             -0-              -0-             -0-                      -0-
Total expense                  -0-           1,066              -0-             1,906                  4,523

Profit (loss) from
operations and
 before Corporate
income tax expense             -0-             -0-              -0-           (1,906)                (4,523)

Corporate income tax           -0-             -0-              -0-               -0-                    -0-

Net profit or (Loss)         $-0-         $(1,066)            $-0-           $(1,906)               $(4,523)

Net income per share          $-0-            $-0-           $-0-              $(-0-)                   $-0-
Total number of shares        10,100,000      10,100,000       10,100,000        10,100,000             10,100,000
outstanding












                               See accompanying notes to financial statements.


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                              For the period from
                                                                                                                   reorganization
                                             For the year      For the year     For the six     For the six     (December 31, 1990)
                                            ended December    ended December   months ended     months ended             to
                                               31, 1996          31, 1997        June 30,         June 30,            June 30,
                                                                                   1997             1998                1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                              $-0-                $(1,066)      $-0-        $(1,006)               $(4,523)
  Non cash transaction                                                                              100                  1,000
  Depreciation and amortization                   -0-                     -0-       -0-             -0-                    -0-

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES        -0-                 (1,066)       -0-           (906)                (3,523)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                                              500                    500
  Sale of shares of common stock                                        2,000                                            3,551
  Commitments and contingencies                   -0-                   -0-         -0-                                  -0-
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES        -0-                   2,000       -0-             500                  4,051

NET INCREASE (DECREASE) IN CASH                   -0-                    934        -0-           (406)                   528
CASH BALANCE BEGINNING OF PERIOD                  -0-                     -0-       -0-            934                     -0-
CASH BALANCE END OF PERIOD                       $-0-                   $934       $-0-           $528                   $528











               See accompanying notes to financial statements.


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Additional     Deficit accumulated
      Date        Preferred  Preferred    Common    Common        paid           during development
                    Stock      Stock      Stock       Stock     in capital       stage                   Total
12-31-1991           -0-       $-0-     1,551,394       $1,551                     $(1,551)     $-0-

12-31-1992           -0-       $-0-     1,551,394       $1,551                     $(1,551)     $-0-

12-31-1993           -0-       $-0-     1,551,394       $1,551                     $(1,551)     $-0-

12-31-1994           -0-       $-0-     1,551,394       $1,551                     $(1,551)     $-0-

12-31-1995           -0-       $-0-     1,551,394       $1,551                     $(1,551)     $-0-

12-31-1996           -0-       $-0-     1,551,394       $1,551                     $(1,551)     $-0-


 9 -30-1997(1)                            2,000,000      2,000                                     2,000
  9-30-1997(2)                            6,448,606      6,449     246,051                       252,500
12-31-1997                      Net                                                    (1,066)      (1,066)
                                loss

 12-31-1997          -0-       $-0-      10,000,000     10,000     246,051         $(2,617)      253,434

Unaudited
  6-30-1998(3)                              100,000        100         900                         1,000
  6-30-1998         Net loss                                                        (1,906)      (1,906)

  6-30-1998          -0-       $-0-      10,000,000   $10,100    $246,951          $(4,523)     $252,528


(1) Sale of shares pursuant to Regulation D at $.001 per share.
(2) Issuance of shares for acquisition of License Rights valued at $.04 per share
(3) Issuance of shares for consulting fees at $.001 per share.





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

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total number of shares of common stock outstanding on June 30, 1998. On that date, the total number of shares of common stock outstanding was 10,100,000.

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



     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at March 31, 1998:

                                                Gross             Gross                    Estimated
                                                Unrealized        Unrealized                Fair
         `                          Cost        Gains             Gains                     Value
                                    ------      -------------     -------------             -------------
Cash                                $528                                                    $528
Total cash and
  cash equivalents                  $528                                                    $528


Note 5. Issuance of Common Shares

     On May 23, 1998, the Company filed a registration statement with the Securities and Exchange Commission under the Securities Act of 1933 on Form S-8, registering the sale of 300,000 common shares at $.01 per share in consideration for services rendered and to be rendered for an aggregate consideration of $3,000. The common shares were issued to Roger Fidler, Esq, Attorney for the Company as escrow agent relating to the prospective payment of the common shares as performance pursuant to two consulting contracts occurs. The consulting contracts require payment as follows: 150,000 shares to Sound Capital, inc. and 150,000 common shares to Thurcon Capital, inc. The common shares were conditionally issued subject to the obligation of the escrow agent to return the common shares to the stock transfer agent for cancellation in the event of nonperformance by the prospective consultants.

     As of June 30, 1998, the Company has released an aggregate of 100,000 common shares pursuant to the partial performance of the consultants as follows:
50,000 common shares to Sound Capital, Inc. and 50,000 common shares to Thurcon capital, Inc. in consideration of services valued at an aggregate of $1,000 or $.01 per share.

Note 6. Consulting Contracts

     On April 5, 1998, the Company entered into a six month financial consulting and public relations agreement with Thurcon Capital Corporation, Inc. ('Thurcon'). In consideration for the services, Thurcon will participate in the Company's Employee Stock Option Program and receive options to purchase 150,000 common shares at a price of $.01 per share. These options will be issued in 50,000 share increments, on April 15, 1998, July 15, 1998 and October 15, 1998. The Company agrees to register these shares on Form S-8 as soon after the execution of this agreement as is possible.


     On April 5, 1998, the Company entered into a six month financial consulting and public relations agreement with Sound Capital, Inc. ('Sound Capital'). In consideration for the services, Thurcon will participate in the Company's Employee Stock Option Program and receive options to purchase 150,000 common shares at a price of $.01 per share. These options will be issued in 50,000 share increments, on April 15, 1998, July 15, 1998 and October 15, 1998. The Company agrees to register these shares on Form S-8 as soon after the execution of this agreement as is possible. As additional consideration Sound Capital will receive a cash fee for a minimum period of six months of $1,500 per month, with a single additional payment of $1,500 due upon execution of this agreement for expenses. The fee shall be paid monthly in advance.

     As of June 30, 1998, the Company has registered the aggregate of 300,000 common shares on Form S-8 and issued 300,000 common shares into escrow with Roger Fidler, Esq. as escrow agent for this transaction. The Company has released an aggregate of 100,000 common shares pursuant to the financial consulting agreements for an aggregate consideration of $1,000 or $.01 per share.

     At June 30, 1998, the Company is holding 200,00 common shares in escrow pending the execution of the balance of the agreements.

     The Company has reflected the issuance of the 100,000 common shares as outstanding as of June 30, 1998.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the six months ended June 30, 1997 and 1998
                 -------------------------------------------------

     Except for the description of historical facts contained herein, this Form 10Q-QSB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others, the Company's fluctuations in sales and operating results, risks associated with international operations and regulatory, competitive and contractual risks and product development.

     Results of operations for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.
- - ---------------------------------------------------------------------------


     Revenues were $0 for the six months ended June 30, 1998 as compared to $0 for the six months ended June 30, 1997. Costs of goods sold for the six months ended June 30, 1998, were $0 as compared to $0 for the six months ended June 30, 1997 representing a cost of goods sold percentage of 0% for the six months ended June 30, 1998 as compared to 0% for the six months ended
June 30, 1997. The cost of goods sold percentage during the second quarter of fiscal 1998 remains approximately consistent with the percentage during the second quarter of fiscal 1997.

     General and administrative costs for the six months ended June 30, 1998 were $1,906, an increase of 0% over expenses of $0 for the six months ended June 30, 1997.

     Liquidity and capital resources as of the end of the six months ended June 30, 1998.
- - ----------------------------------------------------------------------------


     The  Company's  cash  balance  was  $528  and  working   capital  was
$28 as at June 30, 1998.

     The Company's primary short-term needs for capital, which are subject to change, are for development of its manufacturing to adequately deliver new products and an increase in inventory levels to fill large anticipated orders.

     Income tax: As of June 30, 1998, the Company has a tax loss carry-forward of $4,523. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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

     The Company believes that its available cash and cash from operations and the commitment by management to provide working capital as required to sustain the existence of the Company will be sufficient to satisfy its funding needs until the Company's program for funding operations and business startup begins. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

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


Dated:            August 3, 1998