Form 10-Q
period 1998-09-30
D LANZ DEVELOPMENT GROUP INC
filed 1999-02-16
CIK 75053

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-QSB
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended September 30, 1998.

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

        Yes        No

        The Company had 11,625,000 shares of common stock outstanding

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended September 30, 1998 included herein have been prepared by D-Lanz Development Group, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of operations and cash flows for the nine month periods ended September 30, 1997 and 1998.

      The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 1996 and 1997.



                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                                  BALANCESHEET

                                     Assets

                                         December 31,   September 30,
                                            1997             1998

Current assets

    Cash                                   $ 0              $480
    Notes receivable-investors                           600,000
                                            ---          -------
Total current assets                         0           600,480

Other assets
    License fes                                          252,500
                                                         -------
Total other assets                                       252,500
                                                         -------
Total assets                               $ 0        $  852,980
                                            ===        =========

Liabilities and Stockholders' Equity

Current liabilities
   Officer loan payable                               $   25,500
                                                       ---------
Total current liabilities                                 25,500


Capital stock

    Preferred stock-authorized
5,000,000 shares $.001 par value.
At December 31, 1997 and
September 30, 1998 the number of
shares outstanding was -0-

Capital stock-authorized 15,000,000
shares, par value of $.001. At
December 31, 1997 and September 30,
1997 the number of shares outstanding
was 1,551,394 and 11,425,000             $1,551           11,425

Additional paid in capital                             1,303,626
Deficit accumulated during
 development stage                       (1,551)        (487,571)
                                          -----        ---------
Total stockholders' equity                 -0-           827,480
                                          -----        ---------

Total liabilities and stockholders'
equity                                    $-0-        $  852,980
                                          =====        =========



             See    accompanying    notes   to    financial statements.



                                         D-LANZ DEVELOPMENT GROUP, INC.
                                         (A Development Stage Company)
                                           STATEMENT OF OPERATIONS
                                                                   For the
                                                                 period from
                                  For the nine   For the nine reorganization
                                  months ended   months ended (December 31, 1990)
                                  September 30,  September 30, to September 30,
                                   1997           1998             1998

Income                                    $-0-           $-0-       $-0-

Less costs of goods sold                   -0-            -0-        -0-
                                          -----           ----       ---

Gross profit                               -0-            -0-        -0-

Operations:
General and administrative                 -0-         484,954      487,571
Depreciation and amortization              -0-            -0-        -0-
                                          ----           ----       -------
Total expense                              -0-         484,954      487,571

Loss from operations and before            -0-        (484,954)    (487,571)
Corporate income tax expense

Corporate income tax                       -0-            -0-         -0-
                                           ---            ---        ----

Net profit or (Loss)                      $-0-       $(484,954)   $(487,571)
                                          ====        ========     ========

Basic and diluted net income
  (loss) per common share                 $-0-        $(0.06)       $(0.06)
                                          ====          ====         =====
Weighted average shares outstanding  -
     basic income per share            1,551,394     8,188,889    8,188,889
                                       =========    ==========   ==========



                               See accompanying notes to financial statements.



                                         D-LANZ DEVELOPMENT GROUP, INC.
                                         (A Development Stage Company)
                                           STATEMENT OF OPERATIONS

                                             For the three  For the three
                                             months ended   months ended
                                             September 30,  September 30,
                                                 1997           1998
Income                                           $-0-           $-0-

Less costs of goods sold                          -0-            -0-
                                                -----           ----

Gross profit                                      -0-            -0-

Operations:
General and administrative                        -0-         483,048
Depreciation and amortization                     -0-            -0-
                                                 ----           ----
Total expense                                     -0-         483,048

Loss from operations and before                   -0-        (483,048)
Corporate income tax expense

Corporate income tax                              -0-            -0-
                                                  ---            ---

Net profit or (Loss)                             $-0-       $(483,048)
                                                 ====        ========

Basic and diluted net income
  (loss) per common share                        $-0-        $(0.06)
                                                  ===          ====
Weighted average shares outstanding  -
     basic income per share                   1,551,394    8,188,889
                                              =========    ==========


                               See accompanying notes to financial statements.


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                              For the
                                                              period from
                                  For the nine  For the nine  reorganization
                                  months ended  months ended  (December 31, 1990)
                                  September 30, September 30, to September 30,
                                      1997          1998         1998
CASH FLOWS FROM OPERATING
ACTIVITIES
Net profit (loss)                    $-0-       $(484,954)      $(487,571)

Depreciation and amortization         -0-           -0-             -0-


Officer loan payable                               25,000          25,000
                                      ---         -------         -------

TOTAL CASH FLOWS FROM OPERATING       -0-        (459,954)       (462,571)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES

Sale of shares of common stock      2,000       1,060,408       1,063,051
                                     ---        ---------       ---------
TOTAL CASH FLOWS FROM FINANCING     2,000       1,060,408       1,063,051
ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

Notes receivable-investors                       (600,000)       (600,000)
                                                 --------         --------
TOTAL CASH FLOWS FROM INVESTING
ACTIVITIES                                       (600,000)       (600,000)

NET INCREASE (DECREASE) IN CASH     2,000             454             480
CASH BALANCE BEGINNING OF            -0-              934             -0-
PERIOD                              -----         -------          ------
CASH BALANCE END OF PERIOD        $ 2,000      $      480            $480
                                    =====         =======         =======




               See accompanying notes to financial statements.


                                         D-LANZ DEVELOPMENT GROUP, INC.
                                          (A Development Stage Company)
                                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Deficit
                                                               accumulated
                                               Additional        during
      Date  Preferred Preferred Common Common    paid          development
               Stock    Stock   Stock   Stock  in capital         stage      Total
                                                                              C>
12-31-1991     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1992     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1993     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1994     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1995     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1996     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-


 9-30-1997(1)                2,000,000  2,000                                 2,000
 9-30-1997(2)                6,448,606  6,449    246,051                    252,500
12-31-1997  Net loss                                             (1,066)     (1,066)
            --------         ---------  -----    -------        -------     -------
12-31-1997   -0-       $-0- 10,000,000$10,000   $246,051        $(2,617)   $253,434

Unaudited
6-30-1998(3)                   100,000    100        900                      1,000
8-14-1998(4)                   200,000    200    135,800                    136,000
8-26-1998(4)                   400,000    400    271,600                    272,000
8-26-1998(5)                   800,000    800    599,400                    600,000
8-26-1998(6)                   125,000    125     49,875                     50,000
9-30-1998    Net loss                                          (484,954)   (484,954)
            ----       ----    -------    ---    -------        -------   ---------
9-30-1998    -0-      $-0-  11,425,000$11,425  $ 904,026      $(487,571)$(827,480)
            ====       ==== ========== ======  =========       ========  ==========

(1) Sale of shares pursuant to Regulation D at $.001 per share.
(2) Issuance of shares for acquisition of License Rights valued at
    $.04 per share.
(3) Issuance of shares in consideration for consulting fees valued at $0.001 per          share.
(4) Issuance of shares in consideration for consulting fee valued at $0.68 per            share.
(5) Sale of shares in consideration of notes receivable valued at $1.00 per share.
(6) Sale of shares at $0.40 per share





    See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

     NOTE A--BASIS OF PRESENTATION The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of D- Lanz Development Group, Inc. (the "Company") for the nine months ended September 30, 1997 and 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

        NOTE B--EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant.

      NOTE C-COMMITMENTS

a. Leased Office Space

The Company occupies office space at 400 Grove Street, Glen Rock, New Jersey rent free on a month to month basis.

       NOTE D- ISSUANCE OF SHARES OF COMMON STOCK


     On August 14, 1998, the Company issued 200,000 shares of common stock to Joel Brownstein in consideration for consulting services valued at $136,000 or $0.68 per share.

     On August 26, 1998, the Company sold 600,000 shares of common stock at $1.00 per share in considerationn for notes receivable aggregating $600,000 as follows: 500,000 shares to Joel Brownstein for $500,000; 100,000 shares to Sarit Hirschkorn (wife of Jay Hait, Esq., Secretary to the Company).

     On August 26, 1998, the Company issued 200,000 shares of common stock pursuant to an agreement for sale for an aggregate of $200,000 or $1.00 per share. As of September 30, 1998, these shares were held in escrow by the Company pending immediate delivery as required by a purchase option agreement. These shares have not been reflected in the number of shares of common stock outstanding as of September 30, 1998.

     On August 26, 1998, the Company sold 125,000 shares of common stock to Wharton Capital Corp., ("Wharton") for an aggregate consideration of $50,000 in consulting fees pr $0.40 per share. On that date Mr. Roger Fidler, President of the Company, advanced Wharton $25,000 as additional consideration for financial consulting services.

Item 2. Management's Discussion and Analysis of Plan of operation

Results of Operations


     For the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     The company has remained inoperative. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the nine months ended September 30, 1997 and 1998. The activities of the Company during the nine months ended September 30, 1997 and 1998. consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

     For the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

     The company has remained inoperative. Sales, costs of goods sold, gross profit, were $-0- for both the nine months ended September 30, 1997 and 1998. General and administrative expenses for the nine months ended September 30, 1998 were $484,954 as compared to $-0- for the nine months ended September 30, 1997. The activities of the Company during the nine months ended September 30, 1998. consisted of engaging financial consultants to promote the Company's business, preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.


Liquidity And Capital Resources

     As of September 30, 1998, the Company's cash balance was $480 and working capital was a $774,980 consisting of notes receivable from investors aggregating $800,000 and the Company reflecting an officer loan payable of $25,500.

Net (loss) from operations amounted to $(484,954) for the nine months ended September 30, 1998 due to increases general and administrative expenditures related to the expansion of the company's fund raising activities.

     The Company's primary short-term needs are to increase its manufacturing capabilities, increase inventory levels and begin to support its research and development programs. The Company currently plans to expend approximately $1.0 million for the expansion and development of its manufacturing facilities in addition to its marketing and general administrative programs.

     The Company expects its capital requirements to increase over the next several years as it expands its research and development efforts, new product development, sales and administration infrastructure, manufacturing capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing and manufacturing activities, facilities expansion needs, procurement and enforcement of patents important to the Company's business, results of clinical investigations and competition.

     The Company believes that it must raise additional cash and cash from operations to satisfy its funding needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

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


Dated:            November 14, 1998