Form 10KSB
period 1998-12-31
D LANZ DEVELOPMENT GROUP INC
filed 2000-01-11
CIK 75053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

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

     Aggregate market value of the voting stock held by non-affiliates of registrant: $1,092,000


Number of shares outstanding as of December 31, 1998: 11,700,000

Documents incorporated by reference: Exhibits contained in the Form 10-KSB for the year ended December 31, 1997.



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

                               BUSINESS OF ISSUER

     The primary asset acquired from HTI is an exclusive license to manufacture, market and sell a breast abnormality indicator in Chile and Singapore. This product, with FDA marketing clearance in place, had been manufactured in the United States by HumaScan, Inc., which was a NASDAQ listed corporation with original plans for a December, 1997 launch date. The Registrant and HumaScan are unrelated. In the United States HumaScan had a marketing arrangement with Physician Sales and Service, Inc., one of the largest medical product distributors in the United States, which planned to sell the device under the trademark "BreastAlert". However, due to a variety of marketing and management issues, Humascan ceased its business operations in the breast abnormality indicator device during the 1999 fiscal year. Significant sales of the breast abnormality indicator device were not achieved in that timeframe.

     The Company had entered into a similar marketing arrangement within its exclusive license territory, with Sandell Corp. S.A. ('Sandell') , disclosed in the Company's 8K dated September 1, 1998, incorporated herein by reference. The distribution agreement with Sandell was terminated on November 2, 1999 when the Company learned that Sandell had ceased its operations. The Company has decided to seek out another business opportunity and to await further developments in the efforts of the licensor of BreastCare, Scantech Medical, Inc., to bring the product to market in South America and Europe. The Company will re-assess the BreastCare business at a Board of Directors meeting scheduled for March 31, 2000.

     In May, 1998, the Company issued 100,000 common shares to Thurcon Capital Inc. for financial consulting services valued $1,000 or $0.001 per share.

     The Company had entered into a contract with Sarit Hirschklorn to provide computer services on August 13, 1998, with compensation to be paid in the form of options for 100,000 shares of the Company's common stock. These shares were registered by the Company on Form S-8 on August 14, 1998. The Company and Ms. hirschkorn have since cancelled the contract, and the shares registered thereby are to be cancelled.

     On August 14, 1998, the Company issued 200,000 common shares to Joel Brownstein for consulting services valued at $136,000. On August 25, 1998, the Company issued 400,000 common shares to Vescom Holdings for consulting services valued at $4,000. On August 26, 1998, the Company sold 500,000 common shares to Joel Brownstein for a note of $500,000. On December 1, 1998, the Company restructured this note by reducing the note and agreeing to cancel 271,500 of the 500,000 common shares. The new note of $228,500 and accrued interest was foregiven in exchange for consulting services to be rendered over a three month period.

     On August 26, 1998, the Company sold 400,000 common shares to Wharton Capital Corp. for $200,000 in consulting fees.

     On March 11, 1999, the Company entered into an agreement with James Tilton whereby Mr. Tilton would be providing the Company with managerial and corporate policy services in exchange for 400,000 shares of the Company's common stock. The Company filed a Registration Statement on Form S-8, covering these shares on March 24, 1999. The Company and Mr. Tilton have since cancelled the contract, and the shares registered thereby are to be cancelled.

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

     Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 1998.


Part II.
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The company's Common Stock did not been traded from 1988 to February of 1998. Currently, the Company's Common Stock is traded over the counter on the Pink Sheets. Since that time it has had a high of $1.25, and a low of $0.001.

          (b) As of December 31, 1998, there were approximately 900 holders of the Company's Common Stock.

          (c) No dividends were paid during the fiscal year ending Dec. 31, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

The Company was formed on June 28, 1972, under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the business corporation law of the State of New York. The Company's principal assets consist of a purchased License rights to certain patented technology to manufacture and market for the countries of Chile and Singapore a temperature sensing device and diagnostic direct reading, digital device to screen the breast for abnormalities, including cancer.

Development stage activities.

    The following discussion relates to the results of our operations to date, and our financial condition:

     For the next 12 months, the Company plans to devote the majority of its efforts to (i) obtaining financing to build production facilities to manufacture and market its Licensed device, (ii) enhancing its financing sources for inventory, and (iii) pursuing and finding a management team to continue the process of completing its marketing goals and to market limited quantities of the Licensed devices. The Company anticipates that with the completion of a private placement offering, the Company will be able to expand its operations. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including the timing of the introduction of the Company's products into its target markets; whether and when new products are successfully developed by the Company, market acceptance of current or new products, competitive pressures on pricing, changes in the mix of products sold. Operating results would also be adversely affected by a downturn in the market for current technology it improved technology is introduced. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its sales did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

    The Company has been a development stage enterprise since its inception, June 28, 1972, to December 31, 1998. During this period, management had devoted the majority of its efforts to obtaining the License agreement, obtaining preliminary financing, enhancing its sources for inventory, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through loans and equity through a private placement offering. These activities were funded by the Company's management and investments from stockholders and officer loans.

Results of Operations


     For the year months ended December 31, 1998 as compared to the year months ended December 31, 1997

     The company has remained inoperative. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the year ended December 31, 1997 and 1998. The activities of the Company during the year ended December 31, 1997 and 1998. consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

The Company's general and administrative costs aggregated approximately $34,502 for the year ended December 31, 1998 as compared to $1,066 for the year ended December 31, 1997 representing an increase of $33,436. This increase represents office expenses of $502 and the payment consulting fees of $25,000, rent of $3,000 and officer's salary of $6,000.

Liquidity And Capital Resources

     As of December 31, 1998, the Company's cash balance was $432 and working capital was $196,074 consisting of cash of $432 and notes receivable from investors aggregating $223,642.

Net (loss) from operations amounted to $(992,002) for the year ended December 31, 1998 due to increases general and administrative expenditures related to the payment of consulting fees.

     The Company's primary short-term needs are to develop its manufacturing capabilities, increase inventory levels, begin to support its research and development programs and begin marketing quantities of Licensed devices and payment of royalty fees. The Company currently plans to expend approximately $1.0 million for the expansion and development of its manufacturing facilities in addition to its marketing and general administrative programs.

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

         Income tax: As of December 31, 1998, the Company had a tax loss carry-forward of $993,477. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

Year 2000 Readiness

     The following disclosure is a Year 2000 ("Y2K") readiness disclosure statement pursuant to the Year 2000 Readiness and Disclosure Act.

     The Company's Year 2000 program is designed to minimize the possibility of serious Year 2000 interruption. Possible Year 2000 worst case scenarios include the interruption of significant parts of the Company's business as a result of internal business system failure or the failure of the business systems of its suppliers, distributors or customers. The potential effect to the operations of the present business are minimized currently because the Company's reliance upon computer systems in the day to day operations is minimal.

     However, the Company decided to significantly upgrade its "business systems" (all computer hardware and software used to run its businesses including its operations management, administration and financial systems). Specifications were developed for desired capabilities, including Year 2000 compliance. In 1998 the Company began assessing its Year 2000 exposure and commenced implementation of a plan to achieve Year 2000 readiness. Based on its review to date, the Company believes that its products and business software are Year 2000 compliant.

     The Company has also begun to survey major suppliers, distributors, and customers to determine the status and schedule for their Year 2000 compliance. To date, no significant issues have been identified, and the survey is expected to be completed in the third quarter of 1999. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.

     The costs of the readiness program for business systems, other infrastructure areas, and suppliers are a combination of incremental external spending and use of existing internal resources. In total, the Company expects to spend less than $1,000 to achieve readiness. This amount is based on the costs to upgrade the existing business systems to Y2K compliant versions.

     Milestones and implementation dates and the costs of the Company's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available that may change the underlying assumptions or requirements.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached hereto at page .

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending 1998.


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


ITEM 10. EXECUTIVE COMPENSATION

     No compensation was paid to any officer or director of the Company during the fiscal year ending December 31, 1998.

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1998, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.

                                    Number of                 Percentage
Name                                Shares                    of shares
                                    Owned                     owned

Roger                               6,060,000                60.06%
Fidler
400 Grove St.
Glen Rock, NJ 07452

Scantek Medical, Inc.               2,000,000                 20.00%
321 Palmer Rd.
Denville, NJ 07834


Officers and
Directors as
a Group                             6,060,000                 60.06%
___________________________________


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 30, 1997, the Registrant acquired the assets of Health Technologies International, Inc. ("HTI"), a private New Jersey corporation, in exchange for 8,448,606 shares of the Registrant's common stock. The primary asset is an exclusive license to manufacture, market and sell a breast abnormality indicator in Chile and Singapore. HTI was a closely held corporation controlled by Mr. Fidler, who owned 93% of HTI's common stock. Scantek Medical, Inc. ('Scanteck') received its 2,000,000 shares pursuant to the terms of the license agreement.

     During the 1998 fiscal year, the Company reached an understanding with Scanteck which will enable the Company to market its devices in South Korea as well.


Item 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a) All required exhibits are incorporated herein by reference from the Company's Form 10-KSB filed for the year ending December 31, 1992.

     (b) Form S-8 and their associated schedules and reports, submitted on May 15, 1998, August 25, 1999, and October 14, 1998.

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


                                                       /s/ Thomas P. Monahan
                                                     Thomas P. Monahan, CPA
March 30, 1999
Paterson, New Jersey


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 1998
                                  Assets


Current assets
  Cash                                                                                $432
  Notes receivable                                                                 223,642
                                                                                   224,074
Other assets
  License fees                                                                     252,500
  Total other assets                                                               252,500
Total assets                                                                      $476,574
                      Liabilities and Stockholders' Equity
Current liabilities
  Accrued liabilities                                                               $9,000
   Officer loan payable                                                             19,000
  Total current liabilities                                                         28,000

Capital stock
  Preferred stock-authorized 50,000,000 shares $.001 par value. At
December 31, 1998 the number of shares outstanding was -0-
  Common  stock-authorized  100,000,000  shares, par value of $.001. At December
31, 1998, there were 11,700,000 shares outstanding.
                                                                                   $11,700
  Additional paid in capital                                                     1,430,351
  Deficit accumulated during development stage                                   (993,477)
Total stockholders' equity                                                         448,574
Total liabilities and stockholders' equity                                        $476,574


                    See accompanying notes to financial statements.


                                   D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                                                                  For the period from
                                                                                    reorganization
                                                  For the year    For the year    (December 31, 1990)
                                                 ended December  ended December           to
                                                    31, 1997        31, 1998         December 31,
                                                                                         1998
Income                                                      $-0-            $-0-                  $-0-

Less costs of goods sold                                     -0-             -0-                   -0-

Gross profit                                                 -0-             -0-                   -0-

Operations:
  General and administrative                               1,066          34,502                37,119
  Non cash payments for consulting fees                                  957,500               957,500
  Amortization                                               -0-          -0-                      -0-
Total expense                                              1,066         992,002               994,619

Profit (loss) from operations                                -0-       (992,002)               994,619

Other income
  Interest income                                                         1,142                  1,142
                                                                          ------
Total other income                                                         1,142                 1,142

Net profit or (Loss)                                    $(1,066)      $(990,860)            $(993,477)
                                                        ========      ==========            ==========

Net income per share                                        $-0-         $(0.09)               $(0.09)
                                                            ====         =======               =======
Total number of shares outstanding                    3,663,545      10,733,332            10,733,332
                                                      ==========     ===========           ==========










               See accompanying notes to financial statements.



                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                                                                                 For the period from
                                                                                                   reorganization
                                                               For the year      For the year    (December 31, 1990)
                                                              ended December    ended December           to
                                                                 31, 1997          31, 1998         December 31,
                                                                     ----              ----
                                                                                                        1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                                                   $(1,066)       $(990,860)            $(993,477)
  Depreciation and amortization                                            -0-              -0-                   -0-
  Non cash payments consulting fees                                                     957,500               957,500
  Bad debt write-off                                                                  (371,500)             (371,500)
  Accrued liabilities                                                                    9,000                 9,000
                                                                                         ------                -----
TOTAL CASH FLOWS FROM OPERATING ACTIVITIES                             (1,066)        (395,860)             (398,477)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                                   19,000                19,000
  Sale of shares of common stock                                         2,000         600,000               603,551
                                                                         -----         --------              -------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                               2,000          619,000               622,551

CASH FLOWS FROM INVESTING ACTIVITIES
  Notes receivable                                                                    (223,642)             (223,642)
                                                                                      ---------             ---------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                                            (223,642)             (223,642)


NET INCREASE (DECREASE) IN CASH                                           934             (502)                   432
                                                                          ----
CASH BALANCE BEGINNING OF PERIOD                                           -0-              934                   -0-
                                                                           ---              ---                   ---
CASH BALANCE END OF PERIOD                                               $934              $432                 $432
                                                                         =====             ====                 ====
















                 See accompanying notes to financial statements.



                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                                                Additional   Deficit accumulated
      Date        Preferred  Preferred     Common    Common        paid      during development
                    Stock      Stock       Stock       Stock     in capital         stage            Total
                    -----      -----       -----       -----    -----------         -----            -----
12-31-1991           -0-        $-0-     1,551,394       $1,551                          $(1,551)     $-0-
                     ===        ====     =========       ======                          ========     ====

12-31-1992           -0-        $-0-     1,551,394       $1,551                          $(1,551)     $-0-
                     ===        ====     =========       ======                          ========     ====

12-31-1993           -0-        $-0-     1,551,394       $1,551                          $(1,551)     $-0-
                     ===        ====     =========       ======                          ========     ====

12-31-1994           -0-        $-0-     1,551,394       $1,551                          $(1,551)     $-0-
                     ===        ====     =========       ======                          ========     ====

12-31-1995           -0-        $-0-     1,551,394       $1,551                          $(1,551)     $-0-
                     ===        ====     =========       ======                          ========     ====

12-31-1996           -0-        $-0-     1,551,394       $1,551                          $(1,551)     $-0-


Sale of shares                             2,000,000      2,000                                          2,000
Issuance of                                6,448,606      6,449     246,051                            252,500
shares for
acquisition of
license rights
Net loss                                                                                  (1,066)      (1,066)
                   ------    -------------                                                -------      -------


 12-31-1997          -0-        $-0-      10,000,000     10,000     246,051               (2,617)      253,434

Issuance of                                  900,000        900     449,100                            450,000
shares for
consulting fees
Issuance of                                  200,000        200     135,800                            136,000
shares for
consulting fees
Sale of shares                               600,000        600     599,400                            600,000
Net loss                                                                                (990,860)    (990,860)
                   ------    -------------


Balance              -0-        $-0-      11,700,000   $11,700  $1,430,351             $(993,477)    $448,574
                     ===        ====      ==========   ======== ===========            ==========    ========
12-31-1998












    See accompanying notes to financial statements.

                            D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                                           F-9

        Note 1 -  Organization of Company and Issuance of Common Stock
                  ----------------------------------------------------

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

       The financial statements presented at December 31, 1998 consist of the balance sheet of the Company as at December 31, 1998, and the related statements of operations, retained earnings and cash flows for the year ended December 31, 1997 and 1998.

       b. Cash and cash equivalents

       The Company treats temporary investments with a maturity of less than three months as cash.



       c. Significant Concentration of Credit Risk

       At December 31, 1998 and September 30, 1999, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- and $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

       d. Earnings per share

       Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding for each period.

                                        Year ended     Year ended
                                         December 31,  December 31,
                                                1997    1998
---------------------------------
 Weighted number common
    shares outstanding                  3,663,545        10,733,332
                                        ============================


       e. Revenue recognition

       Revenue is recognized when  products are shipped or services are rendered

       f. Use  of Estimates

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

       Mr. Roger Fidler is President of both the Company and of Health Tech

       On September 30, 1997, the Company sold 2,000,000 shares of common stock to Scantek Medical, Inc. ("Scantek") pursuant to Regulation D for $2,000.

       b. Lease Commitment

       The Company occupies office space on a month to month basis for $250 per month from Roger Fidler, President at 400 Grove Street, Glenn Rock, New Jersey.

       c. Officer Salaries

       Roger Fidler, President is to receive a minimal salary of $500 per month until such time as the Company enters into profitable operations.

       Note 5 - Capital Stock

       a. Common Stock

       On January 30, 1990, the Company amended its certificate of incorporation to change its name to D-Lanz Development Group, Inc. and change the aggregate number of shares of stock the Company may issue to 100,000,000 shares of which 50,000,000 are shares of common stock, $.001 par value per share and 50,000,000 shares preferred stock, $.001 par value per share.

       c. Issuance of Capital Stock

       In May, 1998, the Company filed an Registration Statement on Form S-8, issuing an aggregate of 300,000 shares of common stock as follows: 150,000 shares of common stock to Sound Capital and 150,000 to Thurcon Capital, Inc. The Company issued an aggregate of 100,000 shares of common stock pursuant to the agreement for financial consulting services valued at $1,000 or $.001 per share.

       On August 14, 1998, the Company issued 200,000 shares of common stock to Joel Brownstein in consideration for consulting services valued at $136,000 or $0.68 per share.

       On August 25, 1998, the Company issued 400,000 shares of common stock to Vescom Holdings, Inc. in consideration for consulting services valued at $4,000 or $.01 per share.

       On August 26, 1998, the Company sold 600,000 shares of common stock at $1.00 per share in consideration for notes receivable aggregating $600,000 as follows: 500,000 shares to Joel Brownstein for $500,000; 100,000 shares to Sarit Hirschkorn (wife of Jay Hait, Esq., Secretary to the Company).

       Subsequent to the date of the financial statements, Sarit Hirschkorn returned the 100,000 shares of common stock for cancellation in consideration for cancellation of the Note Receivable for $100,000.

       On December 1, 1998, the Company restructured its note receivable with Joel Brownstein ("JB") in consideration for the sale of 500,000 shares of common stock as follows: A new note for $228,500 with interest at 6% due by March 31, 1999 was entered into and an agreement to return 271,500 shares of common stock as soon as practical for cancellation.

       On February 1, 1999, the Company entered into a consulting agreement with JB for financial consulting services to be rendered to the Company over a three month period in consideration for forgiveness of the $228,500 note receivable and accrued interest to February 1, 1999 aggregating $230,785.

       Subsequent to the date of the balance sheet, JB returned for cancellation 271,500 shares of common stock.

       On August 26, 1998, the Company issued 200,000 shares of common stock to Vescom Holdings, Inc. pursuant to an agreement for sale for an aggregate of $200,000 or $1.00 per share.

        As of December 31, 1998, these shares were held in escrow by the Company pending immediate delivery as required by a purchase option agreement. These shares have not been reflected in the number of shares of common stock outstanding as of December 31, 1998.

       On August 26, 1998, the Company sold 400,000 shares of common stock to Wharton Capital Corp., ("Wharton") for an aggregate consideration of $200,000 in consulting fees or $0.40 per share.

       b. Preferred Stock

       The Company is authorized to issue 5,000,000 shares of preferred stock, $.001 par value per share. The board of directors of the Company is granted the power to determine by resolution from time to time the power, preferences, rights, qualifications, restrictions or limitations of the preferred stock.

       At December 31, 1997, the number of preferred shares outstanding was -0-.

       Note 6 - Income Taxes

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

       At December 31, 1997, the Company has net operating loss carry forwards for income tax purposes of $993,477. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of December 31, 1998 are as follows:

                  Deferred tax asset:
                  Net operating loss carry forward            $  337,782
                  Valuation allowance                         $( 337,782)
                  Net deferred tax asset                          $   -0-

       The Company recognized no income tax benefit for the loss generated for the SFAS No. 109 requires that a valuation allowance be provided if it is more likely year ended December 31, 1998.

        SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided

       Note 7 -  Commitments and Contingencies

       Liabilities, Commitments and Contingencies

       At December 31, 1997 the Company has no liabilities or contingencies.

       a. Financial Consulting Agreements

       In May, 1998, the Company filed an Registration Statement on Form S-8, issuing an aggregate of 300,000 shares of common stock as follows: 150,000 shares of common stock to Sound Capital and 150,000 to Thurcon Capital, Inc.

       The Company issued an aggregate of 100,000 shares of common stock pursuant to the agreement for financial consulting services valued at $1,000 or $.001 per share.

       b. Agreement with Joel Brownstein

       In August, 1998, the Company filed an Registration Statement on Form S-8, registering options to sell 200,000 shares of common stock at $.001 per share for an aggregate of $2,000 to Joel Brownstein ("JB") in consideration for a financial consulting agreement for a period of 6 months. On August 5, 1998, The Company issued the shares of common stock. The transaction was valued at valued at $136,000 or $0.68 per share.



       d. Agreement with Wharton Capital Corp.

       On August 13, 1998, the Company entered into a financial consulting agreement with Wharton Capital Group, Inc. ("Wharton") for a term of one year and may be canceled upon 30 days notice by either party. As consideration, the Company issued 125,000 shares of common stock valued in the aggregate at $50,000 or $.40 per share and receive a aggregate cash payment of $100,000 to be paid in 3 installments as follows: $25,000 upon execution of the agreement, $25,000 due within 1 week latter and the third installment due within 30 days.

     The 125,000 shares of common stock were issued at a value of $125,000 and the first installment of $25,000 was paid directly by Mr. Roger Fidler.

       e. Agreement with Vescom Holdings, Inc.

       On August 25, 1998, the Company entered into a financial and management consulting agreement with Vescom Holdings, Inc. for a period of one year. In consideration for this agreement, the Company agreed to as follows: issue 400,000 shares of common stock valued at $4,000 or $.01 per share; to grant options to purchase 200,000 shares of common stock at $1.00 per share and required the payment of an aggregate of $100,000. The payment of $100,000 was to be paid in installments as follows: $25,000 upon execution of the contract; $25,000; $25,000 a week latter and the balance within 30 days provided the Company is satisfy with Vescom's performance.

       As of December 31, 1998, the 400,000 shares of common stock were delivered and the initial payment of $25,000 was made.

       As of December 31, 1998, the contract was canceled for unsatisfactory performance.

        As of December 31, 1998, 200,000 shares were being held in escrow by the Company pending immediate delivery as required by a purchase option agreement. These shares have not been reflected in the number of shares of common stock outstanding as of December 31, 1998.

       Subsequent to the date of the financial statements, these shares were to be canceled by the Company for non-execution of the agreement for optioned shares at $1.00 per share.

       f. Agreement with Sarit Hirschkorn

       On August 23, 1998, the Company entered into computer consulting agreement with Sarit Hirschkorn ("Hirschkorn") to create a customer and sales tracking database. In consideration for these services, Hirschkorn was granted an option to purchase 100,000 shares of common stock at $1.00 per share. In August, 1998, the Company issued 100,000 shares of common stock in consideration for a note receivable for $100,000 plus accrued interest at 6%.

       Subsequent to the date of the financial statements, the agreement was terminated along with the note receivable for $100,000 plus accrued interest and the stock was returned to the Company for cancellation.

       As of December 31, 1998, the Company has set up a 100% reserve against this note.

       Note 8. Supplemental Cash Flow Information

       The following is supplemental cash flow information for the year ended December 31, 1997.


         Issuance of 6,448,606 shares for acquisition of
         License rights                                        $(252,500)
         Common stock                                            252,500
                                                           ---------------
         Total                                                   $    -0-
  ======

       Note 9 - Development Stage Company

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

       Note 10 - Subsequent Events

       a. Agreement with THE TAXIN NETWORK

       On February 19, 1999, the Company filed an Registration Statement on Form S-8, issuing 200,000 shares of common stock to THE TAXIN NETWORK ("TTN") as financial consultant for an aggregate consideration of $40,000 or $.20 per share for a term of four months.

       The agreement calls for members of the Company to make appearances on various broadcast stations around the country, optional mailings to a list of listeners of "The Financial Hours with Ed Taxin"; printing of press releases to be published on the Internet under the by line Ed Taxin; inclusion of the Company at various speaking engagements and financial seminars ;and other appearance opportunities.

       b. Agreement with Jim D. Tilton

       On March 24, 1999, the Company filed an Registration Statement on Form S-8, issuing 400,000 shares of common stock to Jim D. Tilton ("Tilton") of Louisville, Kentucky as financial consultant. The agreement entitles Tilton to option to purchase 400,000 shares of common stock at $0.01 per share. These shares to be issued will be registered on Form S-8 soon after execution of the agreement.

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  January 11, 2000          By:    s/Roger L. Fidler
                                         ROGER L. FIDLER
                                         President & Chief Financial
                                         and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.




DATE:   January 11, 2000               By:    s/Roger L. Fidler
                                               ROGER L. FIDLER
                                               President
                                               Director