Form 10-Q
period 1999-03-31
D LANZ DEVELOPMENT GROUP INC
filed 2000-01-11
CIK 75053

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-QSB
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended March 31, 1999.

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

        Yes        No X

        The Company had 11,700,000 shares of common stock outstanding

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended March 31, 1999 included herein have been prepared by D-Lanz Development Group, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1999.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 1998.



                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET

                                     Assets

                                         December 31,      March 31,
                                            1998             1999

Current assets

    Cash                                   $432             $384
    Notes receivable-investors          223,642
                                            ---          -------
Total current assets                    224,074              384

Other assets
    License fes                         252,500          252,500
                                        -------          -------
Total other assets                      252,500          252,500
                                        -------          -------
Total assets                         $  476,574         $252,884
                                        =======          =======

Liabilities and Stockholders' Equity

Current liabilities
   Accrued liabilities                   $9,000        $  11,250
   Officer loan payable                  19,000           19,000
                                         ------          -------
Total current liabilities                28,000           30,250


Capital stock

    Preferred stock-authorized
5,000,000 shares $.001 par value.
At December 31, 1998 and
March 31, 1999 the number of
shares outstanding was -0-

Capital stock-authorized 15,000,000
shares, par value of $.001. At
December 31, 1998 and March 31,
1999 the number of shares outstanding
was 11,700,000 and 11,700,000            $11,700      $    11,700

Additional paid in capital            1,430,351        1,430,351
Deficit accumulated during
 development stage                     (993,477)      (1,219,417)
                                      ---------        ---------
Total stockholders' equity              448,574          222,634
                                      ---------        ---------

Total liabilities and stockholders'
equity                                 $476,574       $  252,884
                                        =======        =========



             See    accompanying    notes   to    financial statements.



                                         D-LANZ DEVELOPMENT GROUP, INC.
                                         (A Development Stage Company)
                                           STATEMENT OF OPERATIONS
                                                                   For the
                                                                 period from
                                  For the three  For the three reorganization
                                  months ended   months ended (December 31, 1990)
                                  March 31,      March 31,      to March 31,
                                   1998             1999             1999

Income                                    $-0-           $-0-       $-0-

Less costs of goods sold                   -0-            -0-        -0-
                                          -----           ----       ---

Gross profit                               -0-            -0-        -0-

Operations:
General and administrative                 -0-         225,940      263,059
Non cash payments for consulting fees   50,000                      957,500
Depreciation and amortization              -0-            -0-        -0-
                                          ----           ----       -------
Total expense                           50,000         225,940    1,220,559

Loss from operations and before        (50,000)       (225,940)  (1,220,559)

Other Income
Interest income                                                       1,142
                                                                      -----
Total other income                                                    1,142


                                      --------            ---    ----------

Net profit or (Loss)                 $(50,000)       $(225,940) $(1,219,417)
                                      ========        ========   ==========

Basic and diluted net income
  (loss) per common share               $(.01)        $(0.02)       $(0.10)
                                          ====          ====         =====
Weighted average shares outstanding  -
     basic income per share           10,100,000    11,700,000   11,700,000
                                       =========    ==========   ==========



                               See accompanying notes to financial statements.





                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                              For the
                                                              period from
                                  For the three For the three reorganization
                                  months ended  months ended  (December 31, 1990)
                                    March 31,     March 31,     to March 31,
                                      1998          1999         1999
CASH FLOWS FROM OPERATING
ACTIVITIES
Net profit (loss)                  $(50,000)     $(225,940)     $(1,219,417)

Depreciation and amortization         -0-           -0-             -0-
Non cash payments consulting fees                                   957,500
Bad debt write-off                                                 (371,500)

Accrued liabilities                                  2,250           11,250
                                      ---         -------         -------

TOTAL CASH FLOWS FROM OPERATING       -0-         (223,690)        (622,167)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES

Officer loan payable                                               19,000
Sale of shares of common stock                                    603,551
                                     ---        ---------       ---------
TOTAL CASH FLOWS FROM FINANCING                                   622,551
ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

Notes receivable-investors                         223,642
                                                 --------         --------
TOTAL CASH FLOWS FROM INVESTING
ACTIVITIES                                        223,642

NET INCREASE (DECREASE) IN CASH     2,000             (48)            384
CASH BALANCE BEGINNING OF            -0-              432             -0-
PERIOD                              -----         -------          ------
CASH BALANCE END OF PERIOD        $ 2,000      $      384             384
                                    =====         =======         =======

               See accompanying notes to financial statements.


                                         D-LANZ DEVELOPMENT GROUP, INC.
                                          (A Development Stage Company)
                                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Deficit
                                                               accumulated
                                               Additional        during
      Date  Preferred Preferred Common Common    paid          development
               Stock    Stock   Stock   Stock  in capital         stage      Total
                                                                              C>
12-31-1991     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1992     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1993     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1994     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1995     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1996     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-


Sale of shaes                 2,000,000 $2,000                              $2,000
Issuance of shares
for acquisition of
License rights                6,448,606  6,449   246,051                   252,500

Net loss                                                         (1,066)    (1,066)
             -----      ----- ---------  -----   -------         -------   --------
Balance
12-31-1997    -0-      $-0-  10,000,000$10,000  $246,051        $(2,617)   $253,434

Issuance of shares
for consulting
fees                            900,000    900   449,100                    450,000

Issuance of shares
consulting fees                 200,000    200   135,800                    136,000

Sale of shares                  600,000    600   599,400                    600,000

Net loss                                                        (990,860)  (990,860)
             -----      ----- ---------  -----   -------         -------   --------
Balance
12-31-1998    -0-      $-0-  11,700,000$11,700 $1,430,351     $(993,574)   $448,574

Unaudited

Net loss                                                       (225,940)   (225,940)
             -----      ----- ---------  -----   -------         -------   --------
Balance
3-31-1999    -0-       $-0-  11,700,000 $11,700 $1,430,351  $(1,219,514)   $222,634
             ===       ===== ==========  ======  =========    =========     ======


    See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

     NOTE A--BASIS OF PRESENTATION The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of D- Lanz Development Group, Inc. (the "Company") for the three months ended March 31, 1998 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

b. Officer Salaries

     Roger Fidler, President is to receive a minimal salary of $500 per month until such time as the Company enters into profitable operations.

c. Consulting Agreement

     In February, 1999, the Company entered into a financial and managerial consulting agreement with Joel Brownstein for a term of three months in consideration for the offset of a note receivable due the Company in the amount of $223,500 plus accrued interest of $2,225.

Item 2. Management's Discussion and Analysis of Plan of operation

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

     The following discussion relates to the results of our operations to date, and our financial condition:

     For the next 12 months, the Company plans to devote the majority of its efforts to (i) obtaining financing to build production facilities to manufacture and market its Licensed device, (ii) enhancing its sources for inventory, and
(iii) pursuing and finding a management team to continue the process of completing its marketing goals and to market limited quantities of the Licensed devices. The Company anticipates that with the completion of a private placement offering, the Company will be able to expand its operations. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including the timing of the introduction of the Company's products into its target markets; whether and when new products are successfully developed by the Company, market acceptance of current or new products, competitive pressures on pricing, changes in the mix of products sold. Operating results would also be adversely affected by a downturn in the market for current technology it improved technology is introduced. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its sales did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

     The Company has been a development stage enterprise since its inception, June 28, 1972, to March 31, 1999. During this period, management had devoted the majority of its efforts to obtaining the License agreement, obtaining preliminary financing, enhancing its sources for inventory, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through loans and equity through a private placement offering. These activities were funded by the Company's management and investments from stockholders and officer loans.

Results of Operations


     For the three months ended March 31, 1999 as compared to the three months ended March 31, 1998

     The company has remained inoperative. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the three months ended March 31, 1998 and 1999. The activities of the Company during the three months ended March 31, 1998 and 1999 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

     The Company's general and administrative costs aggregated approximately $225,940 for the three months ended March 31, 1999 as compared to $50,000 for the three months ended March 31, 1999 representing an increase of $175,940. This increase represents rent of $750, Salary of $1,500, bank charges of $48 and consulting fees of $223,642.

Liquidity And Capital Resources

     As of March 31, 1999, the Company's cash balance was $384 and working capital was megative at $29,866 consisting of cash of $384, Accrued liabilities of $11,250 and an officer loan of $19,000.

     Net (loss) from operations amounted to $(225,940) for the three months ended March 31, 1999 due to increases general and administrative expenditures related to the payment of consulting fees.

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

     Income tax: As of March 31, 1999, the Company had a tax loss carry-forward of $1,219,417. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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


Dated:            January 11, 2000