Form 10-Q
period 1999-06-30
D LANZ DEVELOPMENT GROUP INC
filed 2000-01-11
CIK 75053

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-QSB
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended June 30, 1999.

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

        Yes        No

        The Company had 11,900,000 shares of common stock outstanding

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended June 30, 1999 included herein have been prepared by D-Lanz Development Group, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of operations and cash flows for the six month periods ended June 30, 1998 and 1999.

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



                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET

                                     Assets

                                         December 31,      June 30,
                                            1998             1999

Current assets

    Cash                                   $432             $384
    Notes receivable-investors          223,642
                                            ---          -------
Total current assets                    224,074              384

Other assets
    License fes                         252,500          252,500
                                        -------          -------
Total other assets                      252,500          252,500
                                        -------          -------
Total assets                         $  476,574         $252,884
                                        =======          =======

Liabilities and Stockholders' Equity

Current liabilities
   Accrued liabilities                   $9,000        $  13,500
   Officer loan payable                  19,000           19,000
                                         ------          -------
Total current liabilities                28,000           32,500


Capital stock

    Preferred stock-authorized 5,000,000 shares $.001 par value. At December 31,
1998 and June 30, 1999 the number of shares outstanding was -0-

Capital stock-authorized  15,000,000 shares, par value of $.001. At December 31,
1998 and June 30, 1999 the number of shares outstanding
was 11,700,000 and 11,900,000           $11,700      $    11,900

Additional paid in capital            1,430,351        1,470,151
Deficit accumulated during
 development stage                     (993,477)      (1,261,667)
                                      ---------        ---------
Total stockholders' equity              448,574          220,384
                                      ---------        ---------

Total liabilities and stockholders'
equity                                 $476,574       $  252,884
                                        =======        =========



             See accompanying notes to financial statements.



                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                                                   For the
                                                                 period from
                                  For the six  For the six reorganization
                                  months ended   months ended (December 31, 1990)
                                  June 30,      June 30,      to June 30,
                                   1998             1999             1999

Income                                    $-0-           $-0-       $-0-

Less costs of goods sold                   -0-            -0-        -0-
                                          -----           ----       ---

Gross profit                               -0-            -0-        -0-

Operations:
General and administrative                 -0-         228,190      265,309
Non cash payments for consulting fees   50,000          40,000      997,500
Depreciation and amortization              -0-            -0-        -0-
                                          ----           ----       -------
Total expense                           50,000         268,190    1,262,809

Loss from operations and before        (50,000)       (268,190)  (1,262,809)

Other Income
Interest income                                                       1,142
                                                                      -----
Total other income                                                    1,142


                                      --------            ---    ----------

Net profit or (Loss)                 $(50,000)       $(268,190)
$(1,261,667)
                                      ========        ========   ==========

Basic and diluted net income
  (loss) per common share               $(.01)        $(0.02)       $(0.11)
                                          ====          ====         =====
Weighted average shares outstanding  -
     basic income per share           10,100,000    11,750,000   11,750,000
                                       =========    ==========   ==========



                               See accompanying notes to financial statements.



                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                  For the three For the three
                                  months ended   months ended
                                  June 30,      June 30,
                                   1998             1999

Income                                    $-0-           $-0-

Less costs of goods sold                   -0-            -0-
                                          -----           ----

Gross profit                               -0-            -0-

Operations:
General and administrative                2,250         2,250
Non cash payments for consulting fees      -0-         40,000
Depreciation and amortization              -0-            -0-
                                          ----           ----
Total expense                             2,250        42,250

Loss from operations and before                       ( 42,250)

Other Income
Interest income

Total other income


                                      --------            ---

Net profit or (Loss)                 $  ( 2,250)       $(42,250)
                                      ========        ========

Basic and diluted net income
  (loss) per common share               $(.00)        $(0.00)
                                          ====          ====
Weighted average shares outstanding  -
     basic income per share           10,100,000    11,750,000
                                       =========    ==========



                               See accompanying notes to financial statements.





                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                              For the
                                                              period from
                                  For the six For the six reorganization
                                  months ended  months ended  (December 31, 1990)
                                    June 30,     June 30,     to June 30,
                                      1998          1999         1999
CASH FLOWS FROM OPERATING
ACTIVITIES
Net profit (loss)                  $(50,000)     $(268,190)     $(1,261,667)

Depreciation and amortization         -0-           -0-             -0-
Non cash payments consulting fees                   40,000          997,500
Bad debt write-off                                                 (371,500)

Accrued liabilities                                  4,500           13,500
                                      ---         -------         -------

TOTAL CASH FLOWS FROM OPERATING       -0-         (223,690)        (622,167)
ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES

Officer loan payable                                               19,000
Sale of shares of common stock                                    603,551
                                     ---        ---------       ---------
TOTAL CASH FLOWS FROM FINANCING                                   622,551
ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES

Notes receivable-investors                         223,642
                                                 --------         --------
TOTAL CASH FLOWS FROM INVESTING
ACTIVITIES                                        223,642

NET INCREASE (DECREASE) IN CASH     2,000             (48)            384
CASH BALANCE BEGINNING OF            -0-              432             -0-
PERIOD                              -----         -------          ------
CASH BALANCE END OF PERIOD        $ 2,000      $      384             384
                                    =====         =======         =======

               See accompanying notes to financial statements.


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Deficit
                                                               accumulated
                                               Additional        during
      Date  Preferred Preferred Common Common    paid          development
               Stock    Stock   Stock   Stock  in capital         stage      Total
                                                                              C>
12-31-1991     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1992     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1993     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1994     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1995     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1996     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-


Sale of shaes                 2,000,000 $2,000                              $2,000
Issuance of shares
for acquisition of
License rights                6,448,606  6,449   246,051                   252,500

Net loss                                                         (1,066)    (1,066)
             -----      ----- ---------  -----   -------         -------   --------
Balance
12-31-1997    -0-      $-0-  10,000,000$10,000  $246,051        $(2,617)   $253,434

Issuance of shares
for consulting
fees                            900,000    900   449,100                    450,000

Issuance of shares
consulting fees                 200,000    200   135,800                    136,000

Sale of shares                  600,000    600   599,400                    600,000

Net loss                                                        (990,860)  (990,860)
             -----      ----- ---------  -----   -------         -------   --------
Balance
12-31-1998    -0-      $-0-  11,700,000$11,700 $1,430,351     $(993,477)   $448,574

Unaudited

Issuance of shares
for consulting fees             200,000$   200     39,800                    40,000
Net loss                                                       (268,190)   (268,190)
             -----      ----- ---------  -----   -------         -------   --------
Balance
6-30-1999    -0-       $-0-  11,900,000 $11,900 $1,470,151  $(1,261,667)   $220,384
             ===       ===== ==========  ======  =========    =========     ======


    See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

     NOTE A--BASIS OF PRESENTATION The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of D- Lanz Development Group, Inc. (the "Company") for the six months ended June 30, 1998 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

c. Consulting Agreement

a. Agreement with Joel Brownstein

In February, 1999, the Company entered into a financial and managerial consulting agreement with Joel Brownstein for a term of six months in consideration for the offset of a note receivable due the Company in the amount of $223,500 plus accrued interest of $2,225.

b.  Agreement with THE TAXIN NETWORK

On February 19, 1999, the Company filed an Registration Statement on Form S-8, issuing 200,000 shares of common stock to THE TAXIN NETWORK ("TTN") as financial consultant for an aggregate consideration of $40,000 or $.20 per share for a term of four months.

The agreement calls for members of the Company to make guest appearances or visits on various broadcast stations around the country, optional mailings to a list of listeners of The Financial Hours with Ed Taxin"; printing of press releases to be published on the Internet under the by line Ed Taxin; inclusion of the Company at various speaking engagements and financial seminars ;and other appearance opportunities.



c. Agreement with Jim D. Tilton

On March 24, 1999, the Company filed an Registration Statement on Form S-8, issuing 400,000 shares of common stock to Jim D. Tilton ("Tilton") of Louisville, Kentucky as financial consultant. The agreement entitles Titlton to option to purchase 400,000 shares of common stock at $0.01 per share. These shares to be issued will be registered on Form S-8 soon after execution of the agreement.

As of June 30, 1999, the 400,000 shares of common stock were being held by the Company in escrow pending delivery upon execution of the agreement and have not been reflected in the number of shares of common stock outstanding at June 30, 1999.

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

    The Company has been a development stage enterprise since its inception, June 28, 1972, to June 30, 1999. During this period, management had devoted the majority of its efforts to obtaining the License agreement, obtaining preliminary financing, enhancing its sources for inventory, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through loans and equity through a private placement offering. These activities were funded by the Company's management and investments from stockholders and officer loans.

Results of Operations


     For the six months ended June 30, 1999 as compared to the six months ended June 30, 1998

     The company has remained inoperative. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the six months ended June 30, 1998 and 1999. The activities of the Company during the six months ended June 30, 1998 and 1999 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

The Company's general and administrative costs aggregated approximately $268,190 for the six months ended June 30, 1999 as compared to $50,000 for the six months ended June 30, 1999 representing an increase of $218,190. This increase represents rent of $1,500, Salary of $3,000, bank charges of $48 and consulting fees of $263,642.

Liquidity And Capital Resources

     As of June 30, 1999, the Company's cash balance was $384 and working capital was megative at $32,116 consisting of cash of $384, Accrued liabilities of $13,500 and an officer loan of $19,000.

Net (loss) from operations amounted to $(270,440) for the six months ended June 30, 1999 due to increases general and administrative expenditures related to the payment of consulting fees.

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

         Income tax: As of June 30, 1999, the Company had a tax loss carry-forward of $1,261,667. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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