Form 10-Q
period 1999-09-30
D LANZ DEVELOPMENT GROUP INC
filed 2000-01-11
CIK 75053

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-QSB
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

  For the quarterly period ended September 30, 1999.

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

                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended September 30, 1999 included herein have been prepared by D-Lanz Development Group, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1999.

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



                         D-LANZ DEVELOPMENT GROUP, INC.
                         (A Development Stage Company)
                                  BALANCE SHEET

                                     Assets

                                         December 31,      September 30,
                                            1998             1999

Current assets

    Cash                                   $432             $384
    Notes receivable-investors          223,642
                                            ---          -------
Total current assets                    224,074              384

Other assets
    License fes                         252,500          252,500
                                        -------          -------
Total other assets                      252,500          252,500
                                        -------          -------
Total assets                         $  476,574         $252,884
                                        =======          =======

Liabilities and Stockholders' Equity

Current liabilities
   Accrued liabilities                   $9,000        $  15,750
   Officer loan payable                  19,000           19,000
                                         ------          -------
Total current liabilities                28,000           34,750


Capital stock

    Preferred stock-authorized 5,000,000 shares $.001 par value. At December 31,
1998 and September 30, 1999 the number of shares outstanding was -0-

Capital stock-authorized  15,000,000 shares, par value of $.001. At December 31,
1998 and September 30, 1999 the number of shares outstanding
was 11,700,000 and 11,900,000           $11,700      $    11,900

Additional paid in capital            1,430,351        1,470,151
Deficit accumulated during
 development stage                     (993,477)      (1,263,917)
                                      ---------        ---------
Total stockholders' equity              448,574          218,134
                                      ---------        ---------

Total liabilities and stockholders'
equity                                 $476,574       $  252,884
                                        =======        =========



             See accompanying notes to financial statements.



                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                                                   For the
                                                                 period from
                                  For  the  nine  For  the  nine  reorganization
                                  months ended months ended  (December 31, 1990)
                                  September 30, September 30, to September 30,
                                   1998             1999             1999

Income                                    $-0-           $-0-       $-0-

Less costs of goods sold                   -0-            -0-        -0-
                                          -----           ----       ---

Gross profit                               -0-            -0-        -0-

Operations:
General and administrative                 -0-         230,440      267,559
Non cash payments for consulting fees  448,500          40,000      997,500
Depreciation and amortization              -0-            -0-        -0-
                                          ----           ----       -------
Total expense                          448,500         270,440    1,265,059

Loss from operations and before       (448,500)       (270,440)  (1,265,059)

Other Income
Interest income                                                       1,142
                                                                      -----
Total other income                                                    1,142


                                      --------            ---    ----------

Net profit or (Loss)                 $(448,500)       $(270,440)
$(1,263,917)
                                      ========        ========   ==========

Basic and diluted net income
  (loss) per common share               $(.04)        $(0.02)       $(0.11)
                                          ====          ====         =====
Weighted average shares outstanding  -
     basic income per share           11,700,000    11,900,000   11,900,000
                                       =========    ==========   ==========



                               See accompanying notes to financial statements.



                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                  For the three For the three
                                  months ended   months ended
                                  September 30,      September 30,
                                   1998             1999

Income                                    $-0-           $-0-

Less costs of goods sold                   -0-            -0-
                                          -----           ----

Gross profit                               -0-            -0-

Operations:
General and administrative                 2,250         2,250
Non cash payments for consulting fees    396,250        40,000
Depreciation and amortization              -0-            -0-
                                          ----           ----
Total expense                            398,500        42,250

Loss from operations and before                       ( 42,250)

Other Income
Interest income

Total other income


                                      --------            ---

Net profit or (Loss)                 $  (398,500)
$(42,250)
                                      ========        ========

Basic and diluted net income
  (loss) per common share               $(.03)        $(0.00)
                                          ====          ====
Weighted average shares outstanding  -
     basic income per share           11,700,000    11,900,000
                                       =========    ==========



                               See accompanying notes to financial statements.





                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                              For the
                                                              period from
                    For the nine For the nine reorganization
                  months ended months ended (December 31, 1990)
                  September 30, September 30, to September 30,
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


                         D-LANZ DEVELOPMENT GROUP, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                               Deficit
                                                               accumulated
                                               Additional        during
      Date  Preferred Preferred Common Common    paid          development
               Stock    Stock   Stock   Stock  in capital         stage      Total
                                                                              C>
12-31-1991     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1992     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1993     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1994     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1995     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-
              ====       ==== =========  =====                   =======      ===

12-31-1996     -0-      $-0-  1,551,394 $1,551                  $(1,551)     $-0-


Sale of shaes                 2,000,000 $2,000                              $2,000
Issuance of shares
for acquisition of
License rights                6,448,606  6,449   246,051                   252,500

Net loss                                                         (1,066)    (1,066)
             -----      ----- ---------  -----   -------         -------   --------
Balance
12-31-1997    -0-      $-0-  10,000,000$10,000  $246,051        $(2,617)   $253,434

Issuance of shares
for consulting
fees                            900,000    900   449,100                    450,000

Issuance of shares
consulting fees                 200,000    200   135,800                    136,000

Sale of shares                  600,000    600   599,400                    600,000

Net loss                                                        (990,860)  (990,860)
             -----      ----- ---------  -----   -------         -------   --------
Balance
12-31-1998    -0-      $-0-  11,700,000$11,700 $1,430,351     $(993,477)   $448,574

Unaudited

Issuance of shares
for consulting fees             200,000$   200     39,800                    40,000
Net loss                                                       (270,440)   (270,440)
             -----      ----- ---------  -----   -------         -------   --------
Balance
9-30-1999    -0-       $-0-  11,900,000 $11,900 $1,470,151  $(1,263,917)   $218,134
             ===       ===== ==========  ======  =========    =========     ======


    See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS

     NOTE A--BASIS OF PRESENTATION The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of D- Lanz Development Group, Inc. (the "Company") for the nine months ended September 30, 1998 and 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

c. Consulting Agreement

a. Agreement with Joel Brownstein

In February, 1999, the Company entered into a financial and managerial consulting agreement with Joel Brownstein for a term of nine months in consideration for the offset of a note receivable due the Company in the amount of $223,500 plus accrued interest of $2,225.

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

As of September 30, 1999, the 400,000 shares of common stock were being held by the Company in escrow pending delivery upon execution of the agreement and have not been reflected in the number of shares of common stock outstanding at September 30, 1999.

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

    The Company has been a development stage enterprise since its inception, June 28, 1972, to September 30, 1999. During this period, management had devoted the majority of its efforts to obtaining the License agreement, obtaining preliminary financing, enhancing its sources for inventory, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through loans and equity through a private placement offering. These activities were funded by the Company's management and investments from stockholders and officer loans.

Results of Operations


     For the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998

     The company has remained inoperative. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the nine months ended September 30, 1998 and 1999. The activities of the Company during the nine months ended September 30, 1998 and 1999 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.

The Company's general and administrative costs aggregated approximately $270,440 for the nine months ended September 30, 1999 as compared to $448,500 for the nine months ended September 30, 1999 representing an decrease of $178,060. The acculated costs for the nine months ended September 30, 1999 represents rent of $2,250, Salary of $4,500, bank charges of $48 and consulting fees of $263,642.

Liquidity And Capital Resources

     As of September 30, 1999, the Company's cash balance was $384 and working capital was megative at $34,366 consisting of cash of $384, Accrued liabilities of $15,750 and an officer loan of $19,000.

Net (loss) from operations amounted to $(270,440) for the nine months ended September 30, 1999 due to increases general and administrative expenditures related to the payment of consulting fees.

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

         Income tax: As of September 30, 1999, the Company had a tax loss carry-forward of $1,263,917. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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