Form 10KSB
period 1999-12-31
D LANZ DEVELOPMENT GROUP INC
filed 2000-05-05
CIK 75053

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

                         Commission File Number 0-5367
                         D-LANZ DEVELOPMENT GROUP, INC.
                         ------------------------------
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

Aggregate market value of the voting stock held by non-affiliates of registrant:
 $584,000.00 as of December 31, 1999

Number of shares outstanding as of December 31, 1999: 11,900,000.

Documents incorporated by reference: Exhibits contained in the Form 10-KSB for the year ended December 31, 1992, and the entirety of the Form 8-K dated November 3, 1997.

Part I.
Item 1   DESCRIPTION OF BUSINESS

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

         On September 30, 1997, the Registrant acquired the assets of Health Technologies International, Inc. ("HTI"), a private New Jersey corporation, in exchange for 6,448,606 shares of the Registrant's common stock. HTI was controlled by Roger Fidler, President of the Registrant.

         The primary asset acquired from HTI is an exclusive license to manufacture, market and sell a breast abnormality indicator in Chile and Singapore. This product, now known as "BreastCare," with FDA marketing clearance in place, was manufactured in the United States by HumaScan, Inc., a NASDAQ listed corporation which attempted to market "BreastCare." However, the marketing effort failed and HumaScan discontinued its efforts. The Registrant and HumaScan are unrelated.

         In April, 2000, the Company entered into an acquisition agreement, with Eweb21, Inc., a Korean corporation, whereby control of the Company has changed to the controlling shareholders of Eweb21, Inc. Eweb21, Inc. is a wholly owned subsidiary of the Company. Eweb21, Inc.'s internet business provides services under the names Eweb Mail, Eweb Commerce, Eweb Wizard and Eweb Find to and for over 60,000 on line distributors through offices in London, U.K., Seoul, Korea, Tokyo, Japan and Sydney, Australia.

         The Company transferred the "BreastCare" related assets to another wholly owned subsidiary, Global Agri-Med Technologies, Inc. which it will spin-off to its shareholders.

     Registrant's principal executive offices are at 400 Grove St., Glen Rock, NJ 07452. Telephone (201) 445-8862.

Item 2.  DESCRIPTION OF PROPERTY

         For the year ending December 31, 1999, The Company's President provided the Company with limited office space in his offices at $250 per month. The Company's wholly owned subsidiary Eweb21, Inc. maintains offices in Seoul, Korea and London, England.

Item 3.  LEGAL PROCEEDINGS

         There are no material pending legal actions involving the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Registrant submitted no matters to a vote of its security holders during its fiscal year ended December 31, 1999.


Part II.
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The company's Common Stock did not trade from 1988 to February of 1998. Currently, the Company's Common Stock is traded over the counter on the Bulletin Board. Since that time it has had a high of $1.25, and a low of $0.25. (See Table)

                           HIGH             LOW
         1998
1ST Quarter                $1.00            $0.25
2ND Quarter                 0.56             0.19
3RD Quarter                 0.75             0.25
4TH Quarter                 1.19             0.24

         1999
1ST Quarter                $0.49            $0.16
2ND Quarter                 0.22             0.16
3RD Quarter                 0.16             0.075
4TH Quarter                 0.10             0.075

     The recent bid price of the common stock, after the 1 for 100 reverse split was $12.50 on May 3, 2000. The Company's stock is traded on the OTC Bulletin Board with the symbol DLAN.

(b) As of December 31, 1999, there were approximately 900 holders of the Company's Common Stock.

(c)  No dividends were paid during the fiscal year ending Dec. 31, 1999.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION



         The Company was formed on June 28, 1972, under the laws of the State of Delaware to engage in any lawful act or activity for which corporations may be organized under the business corporation law of the State of Delaware. The Company's principal assets during 1999 consisted of a license to manufacture and market certain patented technology for the countries of Chile and Singapore. The product to be produced under this license is a diagnostic temperature sensing device to screen the breast for abnormalities, including cancer. Subsequent to the end of the 1999 fiscal year, the Company transferred the "BreastCare" related assets to a subsidiary which it will "spin off" to its shareholders.

         The Company has acquired a new business, Eweb21, Inc. Eweb21, Inc.'s internet business provides services under the names Eweb Mail, Eweb Commerce, Eweb Wizard and Eweb Find to and for over 60,000 on line distributors through offices in London, U.K., Seoul, Korea, Tokyo, Japan and Sydney, Australia.



         Development stage activities.



         The following discussion relates to the results of our operations to date, and our financial condition:



         For the next 12 months, the Company plans to devote the majority of its efforts to (i) obtaining financing to expand Eweb21 Inc.'s distributor base, and
(ii) pursue the acquisition of necessary personnel and assets needed to continue that expansion.



         The Company anticipates that with the completion of a private placement offering, the Company will be able to expand its operations. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including the timing of the introduction of the Company's products into its target markets; whether and when new products are successfully developed by the Company, market acceptance of current or new products, competitive pressures on pricing, changes in the mix of products sold. Operating results would also be adversely affected by a downturn in the market for current technology if improved technology is introduced. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its sales did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.



         The Company has been a development stage enterprise since its inception, June 28, 1972, to December 31, 1999. During this period, management had devoted the majority of its efforts to obtaining the License agreement, obtaining preliminary financing, enhancing its sources for inventory, pursuing and finding a management team to continue the process of completing its marketing goals, obtain sufficient working capital through loans and equity through a private placement offering. These activities were funded by the Company's management and investments from stockholders and officer loans.



         Results of Operations



         For the year ended December 31, 1999 as compared to the year ended December 31, 1998



         The company has remained inoperative. Sales, costs of goods sold, gross profit, operating expenses and net profit were $-0- for both the year ended December 31, 1998 and 1999. The activities of the Company during the year ended December 31, 1998 and 1999 consisted of preparing and filing corporate income tax returns and filings for the Securities and Exchange Commission.



         The Company's general and administrative costs aggregated approximately $282,472 for the year ended December 31, 1999 as compared to $986,002 for the year ended December 31, 1998 representing an decrease of $703,530. The accumulated costs for the year ended December 31, 1999 represents rent of $3,000, Salary of $9,000, bank charges of $48, office expense of $1,924 and consulting fees of $40,000 paid in shares of common stock.



         Liquidity And Capital Resources



         As of December 31, 1999, the Company's cash balance was $352 and working capital was negative at $40,398 consisting of cash of $384, Accrued liabilities of $18,000 and an officer loan of $22,750.



         Net (loss) from operations amounted to $(282,472) for the year ended December 31, 1999 due to increases general and administrative expenditures related to the payment of consulting fees.



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



         The Company expects its capital requirements to increase over the next several years as it expands its research and development efforts, new product development, sales and administrative infrastructure, manufacturing capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's products under development are successfully developed and gain market acceptance, the timing of regulatory actions regarding the Company's potential products, the costs and timing of expansion of sales, marketing activities, facilities expansion needs and procurement.



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



         Income tax: As of December 31, 1999, the Company had a tax loss carry-forward of $1,269,949. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.



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



         The Company has also begun to survey major suppliers, distributors, and customers to determine the status and schedule for their Year 2000 compliance. To date, no significant issues have been identified, and the survey was completed as of December 31, 1999. Where it believes that a particular supplier's situation poses unacceptable risks, the Company plans to identify an alternative source.



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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached hereto at page 12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company did not change accountants for the fiscal year ending 1999.

Part III.

ITEM 9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS  OF
         REGISTRANT

Name                       Age              Position

Roger Fidler               49               President, Chief Financial
                                            Officer and Sole Director

Jay Hait                   30               Secretary


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


ITEM 10. EXECUTIVE COMPENSATION

         Roger Fidler, President, receives a salary of $500 per month. No compensation was paid to any other officer or director of the Company during the fiscal year ending December 31, 1999.




                            Summary Compensation Table


                   Fiscal                  Annual  Compensation       Long Term
Name & Position    Year      Salary        Bonus    Other(1)       Compensation
Roger Fidler       Current   $6,000          -0-         -0-           -0-
 President          1998     $6,000          -0-         -0-           -0-
                    1997     -0-             -0-         -0-           -0-
                    1996     -0-             -0-         -0-           -0-


                            STOCK OPTION INFORMATION

There are no options outstanding.

     The transactions between officers and directors of the Company and the Company and its affiliates are made on terms no less favorable to the Issuer than those available from unaffiliated parties. Future transactions will be handled in the same fashion.

Item 11. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1999, of each officer or director of the Company, by each person or firm who owns more than 5% of the Company's outstanding shares and by all officers and directors of the Company as a group.



                                    Number of                 Percentage
Name                                Shares                    of shares
                                    Owned                     owned

Roger                               6,060,000                 50.9%
Fidler
400 Grove St.
Glen Rock, NJ 07452

Scantek Medical, Inc.               2,000,000                 16.8%
321 Palmer Rd.
Denville, NJ 07834

Officers and
Directors as
a Group(2 persons)                  6,060,000                 50.9%


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

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775
                               Fax (973) 790-8845


To The Board of Directors and Shareholders of D-Lanz Development Group, Inc. (a development stage company)

I have audited the accompanying balance sheet of D-Lanz Development Group, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D-Lanz Development Group, Inc. (a development stage company) as of December 31, 1999 and the results of its operations, shareholders equity and cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

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


                                                  /s/ Thomas P. Monahan
                                                     Thomas P. Monahan, CPA
April 10, 2000
Paterson, New Jersey






                                 See accompanying notes to financial statements.



                                       D-LANZ DEVELOPMENT GROUP, INC.

                                        (a development stage company)
                                             BALANCE SHEET
                                          DECEMBER 31, 1999

                                       Assets
Current assets
  Cash                                                                                            $352
  Total current assets                                                                             352


Other assets
  License agreement                                                                           252,500
                                                                                              -------
Total other assets                                                                            252,500
                                                                                              -------
Total assets                                                                                 $252,852
                                                                                             ========



                                 Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                                                        $18,000
  Officer loan payable                                                                          22,750
                                                                                                ------
  Total current liabilities                                                                     40,750


Stockholders' equity
  Common Stock authorized 50,000,000 shares, $0.001  par value each. At  December               11,900
31, 1999, there are 11,900,000 shares outstanding

  Preferred  stock  authorized  50,000,000  shares  $0.001  par Value  each.  At
December 31, 1999, the number of shares outstanding was -0-

  Additional paid in capital                                                                 1,470,151
Deficit accumulated during the development stage                                            (1,269,94)
                                                                                            ----------
Total stockholders' equity                                                                    212,102
                                                                                              -------
Total liabilities and stockholders' equity                                                   $252,852
                                                                                             ========

                        See accompanying notes to financial statements.



                                    D-LANZ DEVELOPMENT GROUP, INC.

                                     (a development stage company)
                                      STATEMENT OF OPERATIONS
                                                                               For the period
                                               For the          For the       from inception ,
                                              year ended       year ended     June 7, 1985, to
                                             December 31,     December 31,      December 31,
                                                 1998             1999               1999
Revenue                                                $-0-             $-0-                $-0-

Costs of goods sold                                     -0-              -0-                 -0-

Gross profit                                            -0-              -0-                 -0-

Operations:
  General and administrative                         28,502          242,472             273,591
  Non cash expenses-consulting fees                 957,500           40,000             997,500
  Depreciation and  amortization                        -0-              -0-                 -0-
                                                     ------           ------              ---
  Total expense                                     986,002          282,472           1,271,091

Loss  from operations                             (986,002)        (282,472)         (1,271,091)


Other income
  Interest income                                    1,142                                1,142
                                                     ------                               -----
Total other income                                   1,142                                1,142

Net income (loss)                                $(984,860)       $(282,472)        $(1,269,949)
                                                 ==========       ==========        ============

Net income (loss)  per share -basic                 $(0.09)        $(0.02)               $(0.11)
                                                    =======        =========             =======
Number of shares outstanding-basic              10,733,333       11,883,333           11,883,333
                                                ===========      ===========          ==========



                           See accompanying notes to financial statements.


                                               D-LANZ DEVELOPMENT GROUP, INC.
                                               (a development stage company)
                                               STATEMENT OF CASH FLOWS
                                                                                                    For the period
                                                                    For the          For the       from inception ,
                                                                   year ended       year ended     June 7, 1985, to
                                                                  December 31,     December 31,      December 31,
                                                                      1998             1999               1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(984,860)       $(282,472)        $(1,269,949)

       Adjustments to reconcile net loss to cash used in
operating activities
  Depreciation                                                               -0-              -0-                 -0-
  Non cash expenses - consulting fees                                    957,500           40,000             997,500
  Bad debt write off                                                   (371,500)                            (371,500)
  Accounts payable and accrued expenses                                   9,000            9,000              18,000
                                                                          ------           ------             ------
TOTAL CASH FLOWS FROM OPERATIONS                                       (389,860)        (233,472)           (625,949)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                    19,000            3,750              22,750
  Sale of common stock                                                   600,000                              603,551
                                                                         -------         ---------            -------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                               619,000            3,750             626,301

CASH FLOWS FROM INVESTING ACTIVITIES
  Note receivable                                                      (229,642)         229,642
                                                                       ---------         -------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                             (229,642)          229,642

NET INCREASE (DECREASE) IN CASH                                            (502)             (80)                 352
CASH BALANCE BEGINNING OF PERIOD                                            934              432                  -0-
                                                                            ----             ----                 ---
CASH BALANCE END OF PERIOD                                                 $432             $352                 $352
                                                                           =====            =====                =====


                 See accompanying notes to financial statements.


                         D-LANZ DEVELOPMENT GROUP, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                               Deficit
                            Preferred       Preferred     Common Stock    Common Stock    Additional      accumulated during
Date                          Stock           Stock                                     paid in capital    developent stage    Total
----                          -----           -----                                     ---------------    ----------------    -----
Balance 12- 31- 1991              -0-          -0-            1,551,394         $1,551          -0-          $(1,551)       $-0-
                                  =======      ===            ==========        =======         =======      ========       ====
Balance 12- 31- 1992              -0-          -0-            1,551,394          1,551          -0-            1,551        $-0-
                                  =======      ===            ==========         ======         =======        ======       ====
Balance 12- 31- 1993              -0-          -0-            1,551,394          1,551          -0-            1,551        $-0-
                                  =======      ===            ==========         ======         =======        ======       ====
Balance 12- 31- 1994              -0-          -0-            1,551,394          1,551          -0-            1,551        $-0-
                                  =======      ===            ==========         ======         =======        ======       ====
Balance 12- 31- 1995              -0-          -0-            1,551,394         $1,551          -0-          $(1,551)       $-0-
                                  =======      ===            ==========        =======         =======      ========       ====
Balance 12- 31- 1996                  -0-      -0-             1,551,394         $1,551             -0-      $(1,551)         $-0-
Sale of shares                                                 2,000,000          2,000                                      2,000
Issuance of shares for                                         6,448,606         $6,449        $246,051                   $252,500
acquisition of license
right
Loss 12-31-1997                                                                                               (1,066)      (1,066)
                         --------         -------------                  -------------------------------      -------      -------


Balance 12-31-1997                    -0-      $-0-           10,000,000        $10,000        $246,051       (2,617)     $253,434
Issuance of shares for                                         1,100,000          1,100         584,900                   $586,000
consulting fees
Sales of shares                                                  600,000            600         599,400                    600,000
Loss 12-31-1998                                                                                             (984,860)    (984,860)
                         --------         -------------                  -------------------------------    ---------    ---------


Balance 12-31-1998                    -0-      $-0-           11,700,000        $11,700      $1,430,351    $(987,477)     $454,574
Isuance of shares for                                            200,000            200          39,800                     40,000
consulting fees
Loss 12-31-1999                                                                                             (282,472)    (282,472)
                         --------         -------------                  -------------------------------    ---------    ---------


Balance 12-31-1999                  -0-       $-0-           11,900,000        $11,900      $1,470,151    $1,269,949     $212,102
                                    =====     =====          ===========       ========     ===========   ===========    ========




                 See accompanying notes to financial statements.


         Note 1 -  Organization of Company and Issuance of Common Stock



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



         Note 2 - Summary of Significant Accounting Policies



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



         The financial statements presented at December 31, 1999 consist of the balance sheet of the Company as at December 31, 1999, and the related statements of operations, retained earnings and cash flows for the year ended December 31, 1998 and 1999.



         b. Cash and cash equivalents



         The Company treats temporary investments with a maturity of less than three months as cash when purchased as cash.







         c. Significant Concentration of Credit Risk



                At December 31, 1999, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- and $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.



         d. Earnings per share



         Basic earnings per share are calculated on the basis of the weighted average number of common shares outstanding for each period.





                 Year ended             Year ended
               December 31, 1998     December 31, 1999

               Weighted number common shares outstanding

               3,663,545             10,733,332



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



         As of the year ending December 31, 1999, Mr. Roger Fidler was President of both the Company and of Health Tech.



         On September 30, 1997, the Company sold 2,000,000 shares of common stock to Scantek Medical, Inc. ("Scantek") pursuant to Regulation D for $2,000.





         b. Lease Commitment



     The Company occupies office space on a month to month basis for $250 per month from Roger Fidler, President, at 400 Grove Street, Glen Rock, New Jersey.



         c. Officer Salaries



         Roger Fidler, President receives a salary of $500 per month.



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



         b. Issuance of Common Stock



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



         On August 25, 1998, the Company issued 400,000 shares of common stock to Vescom Holdings, Inc. in consideration for consulting services valued at $249,000 or $.623 per share.



         On August 26, 1998, the Company issued 200,000 shares of common stock to Vescom Holdings, Inc. pursuant to an agreement for sale for an aggregate of $200,000 or $1.00 per share.



         On August 26, 1998, the Company sold 400,000 shares of common stock to Wharton Capital Corp., ("Wharton") for an aggregate consideration of $200,000 in consulting fees or $0.40 per share. As of December 31, 1998, these shares were held in escrow by the Company pending immediate delivery as required by a purchase option agreement. These shares have not been reflected in the number of shares of common stock outstanding as of December 31, 1998 and were subsequently cancelled by the Company in 1999.



         On August 26, 1998, the Company sold 600,000 shares of common stock at $1.00 per share in consideration for notes receivable aggregating $600,000 as follows: 500,000 shares to Joel Brownstein for $500,000; 100,000 shares to Sarit Hirschkorn (wife of Jay Hait, Esq., Secretary to the Company).



         On December 4, 1998, the consulting agreement with Sarit Hirschkorn was terminated along with the note receivable for $100,000 plus accrued interest and has agreed to return the shares of common stock to the Company for cancellation.



         On February 1, 1999, the Company entered into a consulting agreement with JB for financial consulting services to be rendered to the Company over a three month period in consideration for forgiveness of the $228,500 note receivable and accrued interest beginning February 1, 1999 aggregating $230,785.



         In May, 1999, JB returned for cancellation 271,500 shares of common stock.







         On February 19, 1999, the Company filed an Registration Statement on Form S-8, issuing 200,000 shares of common stock to THE TAXIN NETWORK ("TTN") as financial consultant for an aggregate consideration of $40,000 or $.20 per share for a term of four months.



         On March 24, 1999, the Company filed an Registration Statement on Form S-8, issuing 400,000 shares of common stock to Jim D. Tilton ("Tilton") of Louisville, Kentucky as financial consultant. The agreement entitles Tilton to option to purchase 400,000 shares of common stock at $0.01 per share. These shares to be issued will be registered on Form S-8 soon after execution of the agreement. The shares were valued at $0.20 per share or $80,000.



         On November 19, 1999, the Company terminated the agreement with Jim Tilton by mutual agreement and the shares of common stock are being held by the Company for cancellation.



         c. Preferred Stock



         The Company is authorized to issue 50,000,000 shares of preferred stock, $.001 par value per share. The board of directors of the Company is granted the power to determine by resolution from time to time the power, preferences, rights, qualifications, restrictions or limitations of the preferred stock.



        At December 31, 1999, the number of preferred shares outstanding was -0-


         Note 6 - Income Taxes



                The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.



         At December 31, 1999, the Company has net operating loss carry forwards for income tax purposes of $1,269,949. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.



         The components of the net deferred tax asset as of December 31, 1999 are as follows:



          Deferred tax asset:

          Net operating loss carry forward                  $  431,783

          Valuation allowance                               $( 431,783)
                                                            ----------

          Net deferred tax asset                               $   -0-



         The Company recognized no income tax benefit for the loss generated for the SFAS No. 109 requires that a valuation allowance be provided if it is more likely year ended December 31, 1999.



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









         c. Agreement with Wharton Capital Corp.



         On August 13, 1998, the Company entered into a financial consulting agreement with Wharton Capital Group, Inc. ("Wharton") for a term of one year and may be canceled upon 30 days notice by either party. As consideration, the Company issued 400,000 shares of common stock valued in the aggregate at $249,000 or $.62 per share.



         d. Agreement with Vescom Holdings, Inc.



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



     As of December 31, 1998, 200,000 of the 400,000 shares of common stock were delivered and the initial payment of $25,000 was made.



         As of December 31, 1998, the contract was canceled for unsatisfactory performance.



         As of December 31, 1998, 200,000 shares were being held in escrow by the Company pending immediate delivery as required by a purchase option agreement. These shares have not been reflected in the number of shares of common stock outstanding as of December 31, 1998.



          As of December 31, 1999, these shares were being held by the Company for cancellation for non-execution of the agreement for optioned shares at $1.00 per share.





         e. Agreement with Sarit Hirschkorn



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



         On December 4, 1998, the agreement was terminated along with the note receivable for $100,000 plus accrued interest and has agreed to return the shares of common stock to the Company for cancellation.



         f. Agreement with THE TAXIN NETWORK



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



         g. Agreement with Jim D. Tilton

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

         This Agreement was terminated on______________________



         Note 8 - Development Stage Company



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



         Note 9 - Subsequent Events



              Subsequent to the date of the financial statements, the Company formed a subsidiary with the name Global Agri-Med Technologies, Inc. and on March 31, 2000 assigned the License rights to certain patented technology to manufacture and market for the countries of Chile and Singapore a temperature sensing device and diagnostic direct reading, digital device to screen the breast for abnormalities, including cancer.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  May 5, 2000                  By:  s/Paul Lambert
                                       --------------------------
                                           Paul Lambert

                                          President & Chief Financial
                                         and Accounting Officer


DATE:  May 5, 2000                  By:  s/     Henry Choi
                                       --------------------------
                                             Henry Choi
                                            Chief Financial
                                            and Accounting Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.


DATE:  May 5, 2000                  By:  s/Paul Lambert
                                       --------------------------
                                          Paul Lambert
                                          President
                                          Director