Form 10-Q
period 2000-03-31
D LANZ DEVELOPMENT GROUP INC
filed 2000-06-05
CIK 75053

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB



     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.
                 For the quarterly period ended March 31, 2000.


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

     11,900,000 common shares as of March 31, 2000



     Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended March 31, 2000 included herein have been prepared by D-Lanz Development Group, Inc.,
(the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1999.


                           D-LANZ DEVELOPMENT GROUP, INC.
                           (A Development Stage Company)
                                   BALANCE SHEET
                                  Assets
                                                      December 31,     March 31,
                                                          1999           2000

Current assets
  Cash                                                           $352            $292


Other assets
  License fees                                                252,500         252,500
  Total other assets                                          252,500         252,500
Total assets                                                 $252,852        $252,792
                        Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable
and accrued expenses
$420,250   $ 18,000
   Officer loan payable                                        22,750         $23,091
Total Current Liabilites
$443,341   $ 40,750

Capital stock
  Preferred stock-authorized 50,000,000 shares
$.001 par value. At December 31, 1998 and March 31,
1999 the number of shares outstanding was -0-
  Common stock-authorized 100,000,000 shares, par
value of $.001. At  December 31, 1997 and  1998,
there were 1,551,394 and 10,000,000 shares
outstanding.
$11,900                                                        11,900
  Additional paid in capital                                1,470,151       1,470,151
  Deficit accumulated during development stage             (1,269,949)     (1,672,600)
Total stockholders' equity                                    212,102        (202,449)
Total liabilities and stockholders' equity                   $252,852        $252,792






                    See accompanying notes to financial statements.


                                          D-LANZ DEVELOPMENT GROUP, INC.
                                          (A Development Stage Company)
                                             STATEMENT OF OPERATIONS


                          For the year    For the year    For the three     For the three
                         ended December  ended December    months ended     months ended
                            31, 1998        31, 1999        March 31,         March
31,                                                     1999             2000
Income                              $-0-        $-0-          $-0-            $-0-


Less costs of goods sold             -0-         -0-           -0-             -0-


Gross profit                         -0-         -0-           -0-             -0-


Operations:
  General                           28,502     242,472       225,940        $402,311
And administrative

  Non cash expenses                957,500      40,000         -0-             -0-
Consulting fees

  Amortization                       -0-         -0-           -0-             -0-

Total expense                      986,002      282,472      225,940         402,311
Profit (loss) from
operations and
 before Corporate
income tax expense                (986,002)    (282,472)      (225,940)     (402,311)

Corporate income tax                 -0-         -0-           -0-             -0-

Other Income
  Interest income                    1,142       -0-           -0-             -0-
  Interest expense                   -0-         -0-           -0-              (340)
  Total other income                 1,142       -0-           -0-              (340)

Net profit or (Loss)              (984,860)    (282,472)    (225,940)      $(402,651)

Net income per share              $-0.09-        $-0.02-      $-0.02-           $(0.03)
Total number of shares           10,733,333   11,883,333    10,000,000    11,900,000
 outstanding






                                 See accompanying notes to financial statements.


                                                  D-LANZ DEVELOPMENT GROUP, INC.
                                                   (A Development Stage Company)
                                                    STATEMENT OF CASH FLOWS
                                                                                                                For the period from
                                                                                                                   reorganization
                                             For the year      For the year    For the three   For the three        June 7, 1985)
                                            ended December    ended December   months ended     months ended             to
                                               31, 1998          31, 1999        March 31,       March 31,           March 31,
                                                                                   1999             2000                2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Net profit (loss)                            $(984,860)            $(282,472)   $(225,940)     $(402,651)          $(1,672,600)
  Depreciation and amortization                      -0-                   -0-          -0-            -0-                    -0-
  Non cash expenses-consulting fees              957,500                40,000          -0-            -0-               997,500
  Bad debt write off                            (371,500)                  -0-          -0-       (371,500)
  Accounts payable and accrued expenses            9,000                9,000       $2,250        $402,250               420,250

TOTAL CASH FLOWS FROM OPERATING ACTIVITIES      (389,860)            (233,472)   $(223,690)          $(401)            $(626,350)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                            19,000                3,750           -0-            341                23,091
  Sale of shares of common stock                 600,000                  -0-           -0-        603,551
  Commitments and contingencies                      -0-                  -0-           -0-             -0-                   -0-
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES       619,000               3,750            -0-            341               626,642
CASH FLOWS FROM INVESTING ACTIVITIES
  Note receivable                               (229,642)            229,642      $223,642              -0-                   -0-
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES      (229,642)            229,642       223,642              -0-                   -0-
NET INCREASE (DECREASE) IN CASH                     (502)                (80)          (48)            (60)                  292
CASH BALANCE BEGINNING OF PERIOD                     934                 432          $432             352                    -0-

CASH BALANCE END OF PERIOD                          $432                $352          $384            $292                   $292







                                           See accompanying notes to financial statements.


                                         D-LANZ DEVELOPMENT GROUP, INC.
                                          (A Development Stage Company)
                                        STATEMENT OF STOCKHOLDERS' EQUITY
                                              Additional
Deficit  accumulated
Date              Preferred  Preferred    Common    Common
paid
during development stage
                    Stock      Stock      Stock       Stock        in capital                          Total
12-31-1991           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-

12-31-1992           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-

12-31-1993           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-

12-31-1994           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-

12-31-1995           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-

12-31-1996           -0-       $-0-     1,551,394       $1,551      $(1,551)         $-0-


 9 -30-1997(1)                            2,000,000      2,000       2,000
  9-30-1997(2)                            6,448,606      6,449     246,051                                252,500
12-31-1997                   Net                                                     (1,066)             (1,066)
                               loss
 12-31-1997          -0-       $-0-      10,000,000     10,000     246,051          $(2,617)              253,434

Issuance of shares
For consulting fees
                    $-0-                  1,100,000   1,100     548,900                $-0-                586,000

Sales of shares     600,000     600         599,400                                    $-0-                600,000

Loss 12-31-1998                                                                   (984,860)               (984,860)

Balance 12-31-98
                    $-0-       -0-        11,700,000   11,700  1,430,351         $(987,477)                454,574

Issuance of shares
For consulting fees
                     -0-       -0-           200,000      200     39,800               -0-                  40,000

Loss 12-31-1999      -0-       -0-                                                (282,472)               (282,472)

Balance 12-31-1999
                     -0-       -0-        11,900,000   11,900  1,470,151         1,269,949                 212,102

Unaudited
  3-31-2000         Net loss
                     -0-       -0-                                                (402,651)               (402,651)

Balance 3-31-2000
                    $-0-      $-0-       $11,900,000  $11,900  $1,470,151      $(1,672,600)              $(202,449)


(1) Sale of shares pursuant to Regulation D at $.001 per share.
(2) Issuance of shares for acquisition of License Rights valued at $.04 per share.




                                 See accompanying notes to financial statements.


1. BASIS OF PRESENTATION

     The accompanying unaudited financial statements of D-lanz Development Group, Inc., (the "Company"), reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results of the interim periods presented. All such adjustments are of a normal recurring nature. The financial statements should be read in conjunction with the notes to financial statements contained in the Company's Annual Report on Form 10KSB for the year ended December 31, 1999.

2. NET INCOME PER SHARE

     Primary earnings per share are based on the total number of shares of common stock outstanding on March 31, 2000. On that date, the total number of shares of common stock outstanding was 11,900,000.

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



     The following is a summary of cash, cash equivalents and available-for-sale securities by balance sheet classification at March 31, 2000:


                                                     Gross             Gross                     Estimated
                                                     Unrealized        Unrealized                Fair
         `                          Cost             Gains             Gains                     Value
                                    ------           -------------     -------------             -------------
Cash                                $292                                                         $292
Total cash and
  cash equivalents                  $292                                                         $292

Item 2. Management's Discussion and Analysis or Plan of Operation

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                for the nine months ended March 31, 1998 and 1999
                 -------------------------------------------------

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

     Results of operations for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998.
- ---------------------------------------------------------------------------


     Revenues were $0 for the three months ended March 31, 2000 as compared to $0 for the three months ended March 31, 1999. Costs of goods sold for the three months ended March 31, 2000, were $0 as compared to $0 for the three months ended March 31, 1999 representing a cost of goods sold percentage of 0% for the three months ended March 31, 2000 as compared to 0% for the three months ended March 31, 1999. The cost of goods sold percentage during the first quarter of fiscal 2000 remains approximately consistent with the percentage during the first quarter of fiscal 1999.

    General and  administrative  costs for the three months ended March 31, 2000 were $402,311, an increase of 78% over expenses of $225,940 for the three months ended March 31, 1999.

     Liquidity and capital resources as of the end of the three months ended March 31, 2000.
- ----------------------------------------------------------------------------


     The Company's cash balance was $292 and working capital was negative at $443,049 as of March 31, 2000.

     The Company's primary short-term needs for capital, which are subject to change, are for development of its manufacturing to adequately deliver new products and an increase in inventory levels to fill large anticipated orders.

     Income tax: As of March 31, 2000, the Company has a tax loss carry-forward of $1,672,600. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

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


                                                  D-LANZ DEVELOPMENT GROUP, INC.


                                 /s/Paul Lambert
                                Mr. Paul Lambert,
                                    President


Dated:            May 25, 2000