Form 10QSB
period 2000-06-30
D LANZ DEVELOPMENT GROUP INC
filed 2000-09-13
CIK 75053

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

       For the transition period from ------------ to --------------


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

     11,900,000 common shares as of June 30, 2000



     Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended June 30, 2000 included herein have been prepared by D-Lanz Development Group, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations and cash flows for the six month periods ended June 30, 1999 and 2000.

     The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 1999 and the Company's form 8-K filed as of April 30, 2000.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET
                                                                  June 30,
                                               December 31,        2000
                                                 1999             Unaudited
                                               ------------      -----------

                                    Assets
Current assets
  Cash and cash equivalents                       $22,661        $35,965
  Short-term financial instruments                               538,213
  Accounts receivable                             823,041      1,204,528
  Short term loans receivable                                    566,047
  Other current assets                            197,908      1,459,250
                                                ---------      ---------
  Total current assets                          1,043,610      3,804,003

Property and equipment
  Vehicles                                                       144,694
  Equipment, furniture and fixtures               122,046        825,263
  Less accumulated depreciation                    (7,000)      (175,191)
                                                  --------      ---------
  Net property and equipment                      115,046        794,766

Other assets
  Guarantee deposit                               235,444      1,345,277
  Government security deposit                          87             90
  Capitalized computer software                                  894,424
  Intangible assets                                 4,076         54,509
                                                  -------      ----------
  Total other assets                              235,531      2,294,300
Total assets                                   $1,394,187     $6,893,069


                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses       $   752,813    $   485,634
  Short-term borrowings                           519,273      1,022,604
  Deferred income                                  98,833        818,233
                                                ---------      ---------
  Total current liabilities                     1,370,919      2,326,471

Stockholders' equity
  Common Stock authorized 50,000,000 shares,
    $0.001  par value each.                        15,000         15,000
Additional paid capital                                        6,206,423
  Currency translation adjustment                  68,146         (3,798)
Deficit accumulated during the
  development stage                               (62,681)    (1,661,027)
Total stockholders' equity                         23,268      4,566,598
Total liabilities and stockholders' equity     $1,394,187     $6,893,069



                 See accompanying notes to financial statements

                         D-LANZ DEVELOPMENT GROUP, INC,
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             For the period                     For the period
                                             from inception,    For the six    from inception ,
                                              October 11,      months ended    October 11, 1999,
                                               1999, to         June 30,         to June 30,
                                           December 31, 1999      2000              2000
                                                                Unaudited         Unaudited
                                              -------------     ---------         ----------

Revenue                                           $87,435      $1,642,634          $1,730,069

Costs of services                                  74,320       1,282,808           1,357,128
                                                  -------      ----------          -----------

Gross profit                                       13,115         359,826             372,941

Operations:
  Selling, general and
     administrative expenses                       69,018       1,907,439           1,976,457
  Depreciation                                        -0-             -0-               -0-
                                                   ------       ---------           ----------
  Total expense                                    69,018       1,907,439           1,976,457

Income (Loss) from operations and
     before corporate income taxes                (55,903)     (1,547,613)         (1,603,516)

Corporate income taxes                              6,925                               6,925

Other income and expenses
  Interest income                                     147          10,485              10,632
  Interest expense                                (49,091)        (49,091)
  Foreign currency transaction loss-net            (7,956)         (7,956)
  Other net                                                        (4,171)             (4,171)
                                                      147         (50,733)            (50,586)

Net income (loss)                                $(62,681)    $(1,598,346)        $(1,661,027)

Net income (loss) per share -basic                   0.00         $(0.10)
Number of shares outstanding-basic             14,999,343      14,999,343



                 See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          (a development stage company)

                             STATEMENT OF CASH FLOWS

                                                               For the period from                           For the period from
                                                                inception, October          For the         inception , October 11,
                                                                   11, 1999, to         six months ended            1999, to
                                                                   December 31,          June 30, 2000           June 30, 2000
                                                                       1999               Unaudited               Unaudited
                                                                -----------------      ----------------     ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $  (62,681)          $ (1,598,346)            $ (1,661,027)
Adjustments to reconcile net profit (loss)  to cash used in
   Depreciation of property and equipment                               7,000                168,191                  175,191
  Amortization of intangible asset                                                             4,311                    4,311
  Increase in accounts receivable                                    (823,041)              (381,487)              (1,204,528)
  Increase in advance payments                                       (193,832)            (1,265,418)              (1,459,250)
  Accounts payable and accrued expenses                               752,813              (267,179)                  485,634
  Deferred income                                                      98,833                719,400                  818,233
                                                                     ---------            -----------              -----------
TOTAL CASH FLOWS FROM OPERATIONS                                     (220,908)            (2,620,528)              (2,841,436)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in guarantee deposit                                      (235,444)            (1,109,833)              (1,345,277)
  Increase in short-term loans receivable                                                   (566,047)                (566,047)
  Short term investments                                                                    (538,213)                (538,213)
  Increase in other investment assets                                     (87)                    (3)                     (90)
  Purchase of intangible asset                                                               (54,741)                 (54,741)
  Purchase of vehicles, equipment, furniture and fixtures            (122,046)              (847,911)                (969,957)
  Increase in software development costs                               (4,076)              (894,427)                (898,503)
  Currency translation adjustment                                       2,803                (6,601)                  (3,798)
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                           (358,850)            (4,017,776)              (4,376,626)

CASH FLOWS FROM FINANCING  ACTIVITIES
  Increase in short term borrowings, net                              519,273                503,331                1,022,604
  Sale of common stock                                                 83,146              6,148,277                6,231,423
                                                                     ---------            -----------              -----------

TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                            602,419              6,651,608                7,254,027

NET INCREASE (DECREASE) IN CASH                                        22,661               (13,304)                   35,965
CASH BALANCE BEGINNING OF PERIOD                                                             22,661                       -0-
                                                                      -------              ---------                ---------
CASH BALANCE END OF PERIOD                                          $  22,661            $   35,965                $   35,965
                                                                    =========            ==========                ==========



                 See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                       Currency        Deficit
                               Preferred  Preferred  Common      Common   Additional  translation  accumulated during
Date                            stock      stock     Stock        Stock    paid in    adjustment   development stage    Total
                                                                           capital
                               --------   ---------  ------     --------   -------     --------    ------------------   ------

Balance 12-31-1999               -0-       $-0-     11,934,300  $11,900  $1,470,151                   $(1,269,949)     $212,102

Unaudited
Loss                                                                                                     (402,651)     (402,651)
                                           ----                                                          ---------    ----------

Balance 3-31-2000                -0-       $-0-     11,934,300  $11,900  $1,470,151                   $(1,672,600)    $(190,549)

Proforma effect of spin of                                                 (252,500)                      443,049       190,549
License rights to Global Agri-
Med Technologies, Inc.                                                   (1,229,551)

Effect of 100 to 1 reverse split                  (11,814,957)  (11,780)     11,780                                         -0-

Proforma effect of issuance of
shares to eWeb21 Corporation                       14,880,000    14,880   6,206,543       (3,798)       (1,661,027)  (1,661,027)
                                                   ----------    ------   ---------       -------       -----------   ----------

Balances June 30, 2000          -0-       $-0-     14,999,343   $15,000  $6,206,423      $(3,798)      ($1,661,027)  $4,566,598
                                ===       ====     ==========   =======  ==========      ========      ============  ==========

















                 See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of D-Lanz Development Group, Inc. (the "Company") for the six months ended June 30, 1999 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

NOTE C - Foreign Currency Transactions

     The functional currency is the Korean Won. Monetary assets and liabilities denominated in foreign currencies are translated into Korean Won at the balance sheet date and reported in US Dollars. with the resulting gains and losses recognized in current results of operations. Monetary assets and liabilities denominated in foreign currencies are translated into Korean Won at W1,110.3 to US$1, the rate of exchange on June 30, 2000. Revenue, expenses, gains and losses from foreign currency transactions are converted at the exchange rate in effect on the date on which the transaction occurred. All foreign exchange transaction gains and losses are included in the results of operations. Balance sheet accounts, principally in Korean currency, are translated at the current exchange rate as of the balance sheet date. The resulting translation adjustment is recorded as a separate component of shareholders' equity.

NOTE D - REORGANIZATION OF THE COMPANY

     During April, 2000, D-Lanz Development Group, Inc., (the "Company") completed a series of transactions as follows:

a.   Reverse Split

     In April, 2000, the Company reversed split the number of shares of common stock outstanding in a ration of 100 to 1 restating the number of shares of common stock outstanding from 11,900,000 to 120,000.

b.   Formation of Subsidiary

     The Company formed a subsidiary with the name Global Agri-Med Technologies, Inc. and on March 31, 2000 and in April, 2000 assigned the License rights to certain patented technology to manufacture and market for the countries of Chile and Singapore a temperature sensing device and diagnostic direct reading, digital device to screen the breast for abnormalities, including cancer and transferred the other assets and debts of the Company to this subsidiary. c. Reverse Merger of eWeb21 Corporation and Recapitalization of the Company

     In April, 2000, the Company completed a reverse merger with eWeb21 Corporation ("eWeb21") giving effect to the reverse acquisition which has been accounted for as the issuance of 11,880,000 shares of common stock by a private company for the net assets of the Company, accompanied by a recapitalization pursuant to an Agreement of Business Combination, the ("Agreement"), which was dated on March, 2000. Accordingly, the financial statements of Company became the consolidated financial statements of eWeb21 Corporation

     The consolidated balance sheet as of June 30, 2000 consists of the Unaudited balance sheet of the Company as at June 30, 2000 and the unaudited balance sheet of eWeb21 at June 30, 2000 and the unaudited related statements of income, cash flows and stockholders' equity for the six months ended June 30, 2000 and the unaudited related statements of income, cash flows and stockholders' equity for eWeb21 for the six months ended June 30, 2000.

NOTE E - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999 and June 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At June 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $1,661,027. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2005.

     The components of the net deferred tax asset as of June 30, 2000 are as follows:

               Deferred tax asset:
         Net operating loss carry forward                     $  564,749
         Valuation allowance                                  $ (564,791)
         Net deferred tax asset                               $      -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to June 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

NOTE F - COMMITMENTS AND CONTINGENCIES

(a)  Lease agreements

     The Company has located its operating and administrative facilities at 21F Techno-mart 546-4 Kui-dong, Kwanggin-gu, Seoul,Korea pursuant to a lease agreement dated on Jan 1, 2000 for a term of 2 years with minimum annual rental payments as follows:

     According to a lease terms and conditions of Korea, we have paid lease deposit ($1,345,677) when we made lease contract. We could get full refund when the lease contract expired. Therefore the actual lease cost might be more than above figures.

(b)  Consulting Agreements

     The Company has entered in an consulting agreement with Samil Accounting corporation for a period of 1 years with an annual consulting fee of $5,400

(c)  Retirement and Severance Benefits

     The Company's retirement and severance program is that which is required under Korean legislation. As disclosed in note 1(i), each employee is entitled to a lump-sum payment based on a number of factors when they leave the Company. The employees are fully vested in these amounts and are entitled to receive the amounts immediately upon separation.

     The management of the Company believes that the amount of the Company's retirement and severance liability as of June 30, 2000 is immaterial due to the Company's short period of operation and, therefore, did not reflect the corresponding amount of liability on the accompanying balance sheet in accordance with Korean GAAP.

     Under U.S. GAAP, in accordance with the consensus in the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 88-1, the basis of provision for allowance for retirement and severance benefits liability is adequately disclosed.

NOTE G - COMMON STOCK SUBSCRIBED

     As of June 30, 2000, the Company's subsidiary eWeb21 has received an aggregate of $5,179,523 through various private placements completed prior to the date of the Company's reorganization and will be issued shares of common stock of the Company at a price as yet to be determined.


Item 2. Management's Discussion and Analysis of Plan of operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

     The following discussion relates to the results of our operations to date, and our financial condition:

     This FORM 10QSB contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Development stage activities.

     The Company has been a development stage enterprise from its inception June 23, 1997 to June 30, 1999. The Company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

     On April 15, 2000, the Company entered into an Agreement of Business Combination with the eWeb21 Corporation ("eWeb"), a Korean corporation, whereby, the Company issued 14,880,000 shares of common stock for all the issued and outstanding shares of common stock of eWeb. The transaction has been accounted for as th issuance of shares of common stock by a private company for the net assets of the Company, accompanied by a recapitalization. Accordingly, the financial statements of eWeb become the financial statements of the Company.

     During this period, management devoted the majority of its efforts to initiating the process of the web site design and development, developing Internet relationships such as communications service links, customers and other Internet Presence Providers to enhance the Companies offerings, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its research and development for its products; completing the documentation for and selling initial shares through the Company's private placements; completing a reverse merger with Eweb21 Corp; and completing the documentation for the Company's initial public offering. These activities were funded by the Company's management through the initial sale of shares of eWeb's common stock aggregating $20,000; investments from stockholders through the sale of 215,521 shares of common stock of eWeb aggregating $6,231,423 and borrowing an aggregate of $1,022,604 on a short term basis. The Company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness, or fund its web site and product development activities. There can be no assurance that development of the web site will be completed and fully tested in a timely manner and within the budget constraints of management and that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into web site development, marketing research as defined in the Company's operating plan will significantly reduce the cost of development, preparation, and processing of purchases and orders by enabling the Company to effectively compete in the electronic market place.

     For the next 12 months, the Company plans to devote the majority of its efforts to (i) obtaining financing to build administrative and service facilities to market its software, services and products, (ii) pursuing and finding a management team to continue the process of completing its marketing goals and to develop new markets. The Company anticipates that with the completion of a public offering, the Company will be able to expand its operations. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including the timing of the introduction of the Company's products into its target markets; whether and when new products are successfully developed by the Company, market acceptance of current or new products, competitive pressures on pricing, changes in the mix of products sold. Operating results would also be adversely affected by a downturn in the market for current technology it improved technology is introduced. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its sales did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

     The Company's results of operations for the six months ended June 30, 2000 should be viewed with considerable caution due to the following factors:

1) Results of operations for the period from iception, October 11, 1999, to December 31, 1999 and for the six months ended June 30, 2000 do not reflect a full year's worth of revenues but rather 51 days of revenues as the Company since only commenced generating revenues beginning October 11 of 1999.

2) Inherent in any acquisitions are costs which arise from integration of operations into the Company's existing business operations. Many of these may be viewed as one-time, non- recurring charges which are not likely to be repeated in future performance periods.

     We plan to invest heavily in marketing and promotion, the hiring of additional employees and the enhancement of our websites and operational infrastructure. Therefore, we expect to incur increasing sales and marketing, product development and general and administrative expenses. As a result, we will need to generate higher revenue to achieve and maintain profitability, although we may never be able to do so. If our revenue growth is slower than anticipated, or our operating expenses exceed our expectations, our losses will be significantly greater.


     Due to these factors, the June 30, 2000 results of operations discussed below may not be an accurate indication of future performance. In addition, comparison of results for the six months ended June 30, 200 with those for the six months ended June 30, 1999 are difficult to make due to the basic dissimilarity between a developing stage company and a company that has commenced substantial business operations beginning in October 11, 1999.

Results of  Operations  for the six months ended June  30, 2000.

     NET SALES. Revenues consist of consist of Promoweb product sales and services, net of any discounts and reserves for expected returns. Revenue were aggregated $1,642,634 for the six months ended June 30, 2000. These minimal revenues primarily resulted from expanded marketing efforts and the introduction of new product lines. During this period, the Company has expanded its operations into the geographic areas of Korea, Japan and Australia.

     Direct costs. Direct costs consist of telecommunications charges in respect of providing internet connection services to customers. These costs are expensed as incurred. For the six months ended June 30, 2000, these costs aggregated $1,282,808.

     Selling, general and administrative expenses. Sales and marketing expenses consist primarily of advertising costs, order processing and fulfillment costs, credit card costs and the salary and benefits of our sales, marketing and customer service personnel. Advertising costs include online marketing efforts, print advertising and direct marketing campaigns. Sales and marketing expenses aggregated $1,976,457 for the six months ended June 30, 2000. We intend to continue to pursue an aggressive marketing strategy to attract new customers. Therefore, we expect sales and marketing expenses to increase significantly in future periods.

     Other income and expense, net Other income (expense), net consists primarily of earnings on our cash and cash equivalents of $10,632, and interest payments on our loan and lease agreements of $49,091 and foreign currency transaction loss-net of $7,956.

     BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax loss recorded for the period from inception, October 11, 1999 to June 30, 2000, the Company not recorded a benefit for Federal income taxes. Instead the Company recognized no income tax benefit from the losses generated for the period from inception, October 11, 1999 to June 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products and services, the Company believes that a full valuation allowance should be provided. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which make the realization of such assets more likely than not, the Company will record a tax benefit.

Liquidity and Capital Resources.

     The Company's cash balance at December 31, 1999 and June 30, 2000 is $22,661 and $35,965 respectively. Working capital at December 31, 1999 and June 30, 2000 is negative at December 31, 1999 by $327,309 and positive at at June 30, 2000 by $1,477,532. For the period from inception, October 11, 1999, to December 31, 2000, working capital was provided by sale of shares of common stock aggregating $83,146 and an increase in short term borrowings of $519,273. The Company expended cash through the purchase of other assets of $122,046; payment of a guarantee deposit for rent for $235,444, software development costs of $4,076, and cash used in operations of $220,908.

     For the six months ended June 30, 2000, the Company sold share of common stock for an aggregate consideration opf 6,148,2777 and increased short term borrowings by $503,331. Cash was used by the Company through operations of $2,260,528, increasing the Company's guarantee deposit by an additional $1,109,833, increasing short term loans receivable by $566,047, investing in money market by $538,213, purchase of intangible assets of $54,741, purchase of fixed assets of $847,911, payment of monies for software development costs of $894,427 and a loss of currency transaction adjustment of $6,601.

     Management believes that it will be able to fund the Company and the initial cost of the offering from personal resources until the completion of the initial public offering. The Company is initiating an initial public offering of 1,500,000 Units at $30.00 per Unit for an aggregate of $45,000,000. The Company will defer the expenses of the Offering until the Offering is completed and the offering expenses will be deducted from proceeds received therefrom.