Form 10QSB/A
period 2000-06-30
D LANZ DEVELOPMENT GROUP INC
filed 2000-09-13
CIK 75053

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                               FIRST AMENDMENT TO

                                   FORM 10-QSB

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934.
                  For the six month period ended June 30, 2000.


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

                         D-LANZ DEVELOPMENT GROUP, INC.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                       Currency        Deficit
                               Preferred  Preferred  Common      Common   Additional  translation  accumulated during
Date                            stock      stock     Stock        Stock    paid in    adjustment   development stage    Total
                                                                           capital
                               --------   ---------  ------     --------   -------     --------    ------------------   ------

Balance 12-31-1999               -0-       $-0-     11,934,300  $11,900  $1,470,151                   $(1,269,949)     $212,102

Unaudited
Loss                                                                                                     (402,651)     (402,651)
                                           ----                                                          ---------    ----------

Balance March 31, 2000          -0-       $-0-     11,934,300  $11,900  $1,470,151                   $(1,672,600)    $(190,549)

Proforma effect of spin of                                                 (252,500)                      443,049       190,549
License rights to Global Agri-
Med Technologies, Inc.                                                   (1,229,551)

Effect of 100 to 1 reverse split                  (11,814,957)  (11,780)     11,780                                         -0-

Proforma effect of issuance of
shares to eWeb21 Corporation                       14,880,000    14,880   6,206,543       (3,798)       (1,661,027)  (1,661,027)
                                                   ----------    ------   ---------       -------       -----------   ----------

Balances June 30, 2000          -0-       $-0-     14,999,343   $15,000  $6,206,423      $(3,798)      ($1,661,027)  $4,566,598
                                ===       ====     ==========   =======  ==========      ========      ============  ==========

















                 See accompanying notes to financial statements.

                         D-LANZ DEVELOPMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of D- Lanz Development Group, Inc. (the "Company") for the six months ended June 30, 1999 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

NOTE C - Foreign Currency Transactions

     The functional currency is the Korean Won. Monetary assets and liabilities denominated in foreign currencies are translated into Korean Won at the balance sheet date and reported in US Dollars with the resulting gains and losses recognized in current results of operations. Monetary assets and liabilities denominated in foreign currencies are translated into Korean Won at W1,110.3 to US$1.00, the rate of exchange on June 30, 2000. Revenue, expenses, gains and losses from foreign currency transactions are converted at the exchange rate in effect on the date on which the transaction occurred. All foreign exchange transaction gains and losses are included in the results of operations. Balance sheet accounts, principally in Korean currency, are translated at the current exchange rate as of the balance sheet date. The resulting translation adjustment is recorded as a separate component of shareholders' equity.

NOTE D - REORGANIZATION OF THE COMPANY

     During  April,  2000,  Company
completed a series of transactions as follows:

a.   Reverse Split

     In April, 2000, the Company reversed split the number of shares of common stock outstanding in a ration of 100 to 1 restating the number of shares of common stock outstanding from 11,900,000 to 120,000.

b.   Formation of Subsidiary

     The Company formed a subsidiary with the name Global Agri-Med Technologies, Inc. and on March 31, 2000 and in April, 2000 assigned the License rights to certain patented technology to manufacture and market a temperature sensing device and diagnostic direct reading, digital device to screen the breast for abnormalities, including cancer, for the countries of Chile and Singapore and transferred the other assets and debts of the Company to this subsidiary.

c. Reverse Merger of eWeb21 Corporation and Recapitalization of the Company

     In April,  2000,  the  Company  completed  a  reverse  merger  with  eWeb21
Corporation ("eWeb21") which has been accounted for as the issuance of 11,880,000 shares of common stock by a private company for the net assets of the Company, accompanied by a recapitalization pursuant to an Agreement of Business Combination, the ("Agreement"), which was entered into during March, 2000. Accordingly, the financial statements of the Company became the consolidated financial statements of eWeb21 Corporation

     The consolidated balance sheet as of June 30, 2000 consists of the unaudited balance sheet of the Company as at June 30, 2000 and the unaudited balance sheet of eWeb21 at June 30, 2000 and the unaudited related statements of income, cash flows and stockholders' equity for the six months ended June 30, 2000 and the unaudited related statements of income, cash flows and stockholders' equity for eWeb21 for the six months ended June 30, 2000.

NOTE E - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999 and June 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on its financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At June 30, 2000, the Company has net operating loss carry forward for income tax purposes of $1,661,027. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2005.

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

NOTE F - COMMITMENTS AND CONTINGENCIES

(a)  Lease agreements

     The Company has located its operating and administrative facilities at 21F Techno-mart 546-4 Kui-dong, Kwanggin-gu, Seoul, Korea pursuant to a lease agreement dated on Jan 1, 2000 for a term of 2 years with minimum annual rental payments as follows:

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

NOTE G - COMMON STOCK SUBSCRIBED

     As of June 30, 2000, the Company's subsidiary, eWeb21, has received an aggregate of $5,179,523 through various private placements completed prior to the date of the Company's reorganization and will be issued shares of common stock of the Company at a price as yet to be determined.

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

Development stage activities.

     The Company has been a development stage enterprise from its inception, June 23, 1997 to June 30, 1999. The Company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise through consulting activities.

     On April 15, 2000, the Company entered into an Agreement of Business Combination with the eWeb21 Corporation ("eWeb"), a Korean corporation, whereby, the Company issued 14,880,000 shares of common stock for all the issued and outstanding shares of common stock of eWeb. The transaction has been accounted for as the issuance of shares of common stock by a private company for the net assets of the Company, accompanied by a recapitalization. Accordingly, the financial statements of eWeb become the financial statements of the Company.

     During this period, management devoted the majority of its efforts to initiating the process of the web site design and development, developing Internet relationships such as communications service links, customers and other Internet presence providers to enhance the Company's offerings, developing and testing its marketing strategy and finding a management team to begin the
process  of  completing  its  marketing  goals,   furthering  its  research  and
development for its products, completing the documentation for and selling initial shares through private placements, completing a reverse merger with Eweb and completing documentation its initial public offering. These activities were funded through the initial sale of shares of eWeb's common stock aggregating $20,000; investments from stockholders through the sale of 215,521 shares of common stock of eWeb aggregating $6,231,423 and borrowing an aggregate of $1,022,604 on a short term basis. The Company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness, or fund its web site and product development activities. There can be no assurance that development of the web site will be completed and fully tested in a timely manner and within the budget constraints of management and that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into web site development, marketing research as defined in the Company's operating plan will significantly reduce the cost of development, preparation, and processing of purchases and orders by enabling the Company to effectively compete in the electronic market place.

     For the next 12 months, the Company plans to devote the majority of its efforts to obtaining financing to build administrative and service facilities to market its software, services and products, and pursuing and finding a management team to continue the process of completing its marketing goals and to develop new markets. The Company anticipates that with the completion of a public offering, the Company will be able to expand its operations. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including the timing of the introduction of the Company's products into its target markets; whether and when new products are successfully developed by the Company, market acceptance of current or new products, competitive pressures on pricing and changes in the mix of products sold. Operating results would also be adversely affected by a downturn in the market for current technology it improved technology is introduced. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its sales did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

     The Company's results of operations for the six months ended June 30, 2000 should be viewed with considerable caution due to the following factors:

1) Results of operations for the period from inception, October 11, 1999, to December 31, 1999 and for the six months ended June 30, 2000 do not reflect a full year's worth of revenues but rather 51 days of revenues as the Company only commenced generating revenues beginning October 11 of 1999.

2) Inherent in any acquisitions are costs which arise from integration of operations into the Company's existing business operations. Many of these may be viewed as one-time, non- recurring charges which are not likely to be repeated in future performance periods.

     The Company plans to invest heavily in marketing and promotion, the hiring of additional employees and the enhancement of our websites and operational infrastructure. Therefore, it expects to incur increasing sales and marketing, product development and general and administrative expenses. As a result, it will need to generate higher revenue to achieve and maintain profitability, although it may never be able to do so. If revenue growth is slower than anticipated, or operating expenses exceed expectations, losses will be significantly greater.

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

     Net Sales. Revenues consist of consist of Promoweb product sales and services, net of any discounts and reserves for expected returns. Revenues were aggregated $1,642,634 for the six months ended June 30, 2000. These minimal revenues primarily resulted from expanded marketing efforts and the introduction of new product lines. During this period, the Company expanded its operations into the geographic areas of Korea, Japan and Australia.

     Direct costs. Direct costs consist of telecommunications charges in respect of providing Internet connection services to customers. These costs are expensed as incurred. For the six months ended June 30, 2000, these costs aggregated $1,282,808.

     Selling, general and administrative expenses. Sales and marketing expenses consist primarily of advertising costs, order processing and fulfillment costs, credit card costs and the salary and benefits of sales, marketing and customer service personnel. Advertising costs include online marketing efforts, print advertising and direct marketing campaigns. Sales and marketing expenses aggregated $1,976,457 for the six months ended June 30, 2000. The Company intends to continue to pursue an aggressive marketing strategy to attract new customers. Therefore, it expects sales and marketing expenses to increase significantly in future periods.

     Other income and expense, net other income (expense), consists primarily of earnings on our cash and cash equivalents of $10,632, and interest payments on loan and lease agreements of $49,091 and foreign currency transaction loss-net of $7,956.

     Benefit (provision) for income taxes. As a result of the pre-tax loss recorded for the period from inception, October 11, 1999 to June 30, 2000, the Company has not recorded a benefit for Federal income taxes. Instead the Company recognized no income tax benefit from the losses generated for the period from inception, October 11, 1999 to June 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products and services, the Company believes that a full valuation allowance should be provided. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which make the realization of such assets more likely than not, the Company will record a tax benefit.

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

     For the six months ended June 30, 2000, the Company sold shares of common stock for an aggregate consideration of $6,148,2777 and increased short term borrowings by $503,331. Cash was used by the Company through operations of $2,260,528, increasing the Company's guarantee deposit by an additional $1,109,833, increasing short term loans receivable by $566,047, investing in money market by $538,213, purchase of intangible assets of $54,741, purchase of fixed assets of $847,911, payment of monies for software development costs of $894,427 and a loss of currency transaction adjustment of $6,601.

     Management believes that it will be able to fund the Company and the initial cost of the offering until the completion of the initial public offering. The Company is initiating an initial public offering of 1,500,000 Units at $30.00 per Unit for an aggregate of $45,000,000. The Company will defer the expenses of the offering until the offering is completed and the offering expenses will be deducted from proceeds received therefrom.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                D-LANZ DEVELOPMENT GROUP, INC.


                                  /s/Hyo-Sung Choi
                                  ----------------
                                  Hyo-Sung Choi,
                                Chief Financial Officer


Dated:            September 13, 2000