Form 10QSB
period 2000-09-30
D LANZ DEVELOPMENT GROUP INC
filed 2000-11-30
CIK 75053

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


                                  eWeb21 Corp.
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


                               21st Floor, Technomart
                          546-4 Kui-dong, Kwangjin-gu,
                              Seoul #143-721 Korea
                   -------------------------------------------
                    (Address of principal executive offices)


                                 +82 2 2204 3619
                           ---------------------------
                           (Issuer's telephone number)



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

     15,849,343 shares of common stock as of November 15, 2000

     Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                     PART I
                              FINANCIAL INFORMATION

   PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the period ended September 30, 2000 included herein have been prepared by eWeb21 Corp. (formerly D-Lanz Development Group, Inc.) (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations and cash flows for the nine month period ended September 30, 2000.

     The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the the Company's form 8-K filed as of April 30, 2000.

                                  eWeb21 Corp.
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                                                 Septmber 30,
                                                 December 31,        2000
                                                     1999         Unaudited
                                                ------------------------------

                                     Assets

Current assets
  Cash and cash equivalents                      $   22,661     $3,731,223
  Accounts receivable                               823,041      1,481,872
  Short term loans receivable                                      516,521
  Advance payments                                  193,832      2,205,786
                                                  ----------      ---------
  Total current assets                            1,039,534      7,935,402

Property and equipment
  Vehicles                                                         144,668
  Equipment, furniture and fixtures                 122,046      1,154,287
  Less accumulated depreciation                      (7,000)      (302,228)
  Net property and equipment                        115,046        996,727

Other assets
  Guarantee deposit                                 235,444      1,769,674
  Government security deposit                            87             90
  Capitalized computer software                                  1,141,745
  Intangible assets                                   4,076         77,894
  Total other assets                                239,607      2,989,403
                                                 -----------   ------------
Total assets                                     $1,394,187    $11,921,532

                      Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses          $  752,813     $1,173,239
  Short-term borrowings                             519,273      1,878,520
  Deferred income                                    49,417        363,136
  Due to affiliated company                                        898,224
                                                 ----------     ----------
  Total current liabilities                        1,321503      4,313,119

Stockholders' equity
  Common Stock authorized
   50,000,000 shares,
   $0.001 par value each.                            15,000         15,000
Additional paid capital                              68,146      2,518,833
  Common stock subscribed                                        9,688,014
  Currency translation adjustment                     3,850         (6,054)
Deficit accumulated during the
  development stage                                 (14,312)    (4,607,380)
                                                  ----------   ------------
Total stockholders' equity                           72,684      7,608,413
                                                 -----------   ------------
Total liabilities and stockholders' equity       $1,394,187    $11,921,532
                                                 ===========   ============





                 See accompanying notes to financial statements
                                  eWweb21 Corp.
                          (a development stage company)

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                     For the period                     For the period
                                                     from inception,   For the nine    from inception,
                                                       October 11,     months ended    October 11, 1999,
                                                        1999, to       September 30,   to September 30,
                                                    December 31, 1999       2000              2000
                                                                          Unaudited         Unaudited
                                                   ------------------------------------------------------


Revenue                                                    $409,892      $4,365,337          $4,775,229

Cost of services                                            348,408       3,390,087           3,738,495
                                                           --------       ---------           ---------
Gross profit                                                 61,484         975,250           1,036,734

Operations:
  Selling, general and administrative expenses               69,018       5,454,784           5,523,802
  Depreciation                                                  -0-             -0-                 -0-
                                                             ------       ---------           ----------

  Total expense                                              69,018       5,454,784           5,523,802

Income (Loss)  from operations and before
  corporate income taxes                                     (7,535)     (4,479,534)         (4,487,068)

Corporate income taxes                                        6,925                               6,925

Other income and expenses
  Interest income                                               147          11,822              11,969
  Interest expense                                                          (88,666)            (88,666)
  Foreign currency transaction loss-net                                     (29,446)            (29,446)
  Other net                                                                  (7,244)             (7,244)
                                                           ----------   ------------        ------------
                                                                 147       (113,534)           (113,387)

Net income (loss)                                           $(14,312)   $(4,593,068)        $(4,607,380)
                                                           ----------   ------------        ------------
Net income (loss) per share - basic                             0.00         $(0.10)
Number of shares outstanding - basic                      14,999,343     14,999,343
                                                          ==========     ===========

                 See accompanying notes to financial statements.

                                 eWeb21 Corp.
                          (a development stage company)

                             STATEMENT OF CASH FLOWS


                                           For the period from                           For the period from
                                            inception, October          For the           inception , October
                                               11, 1999, to         nine months ended        11, 1999, to
                                                December 31,        September 30, 2000    September 30, 2000
                                                   1999               Unaudited               Unaudited
                                           -------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                             $ (14,312)           $(4,593,068)              $4,607,380
Adjustments to reconcile net profit (loss)
   to cash used in
   Depreciation of property and equipment           7,000                295,228                 302,228
  Non-cash payment for consulting fees                                                         2,450,687
  Increase in accounts receivable                (823,041)              (658,821)             (1,481,872)
  Increase in advance payments                   (191,479)            (2,011,954)             (2,205,786)
  Accounts payable and accrued expenses           750,460                420,426               1,173,239
  Deferred income                                  49,417                313,719                 363,136
                                                  --------            -----------             -----------
TOTAL CASH FLOWS FROM OPERATIONS                 (221,955)            (3,783,783)             (3,922,602)

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in guarantee deposit                  (235,444)            (1,534,230)             (1,769,674)
  Increase in short term loans receivable                               (516,521)               (516,521)
  Increase in computer software                                       (1,141,745)
  Increase in other investment assets                 (87)                    (3)                    (90)
  Purchase of vehicles, equipment,
   furniture and fixtures                        (122,046)            (1,176,909)             (1,298,955)
  Increase in intangible assets                    (4,076)               (73,818)                (77,894)
  Currency translation adjustment                  3 ,850                 (9,904)                 (6,054)
                                                 ---------            -----------             -----------
TOTAL CASH FLOWS FROM INVESTING ACTIVITIES       (357,803)            (4,453,140)             (4,810,933)

CASH FLOWS FROM FINANCING  ACTIVITIES
  Due to affiliated company                                              898,224                 898,224
  Increase in short term borrowings, net          519,273              1,359,247               1,878,520
  Sale and subscriptions of common stock           83,146              9,688,014               9,688,014
                                                 ---------             ----------             -----------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES        602,419             11,945,485              12,464,758

NET INCREASE (DECREASE) IN CASH                    22,661              3,708,562               3,731,223
CASH BALANCE BEGINNING OF PERIOD                                          22661                     -0-
                                                 ---------            -----------             -----------
CASH BALANCE END OF PERIOD                      $  22,661             $3,731,223              $3,731,223
                                                ==========            ===========             ===========



                 See accompanying notes to financial statements.

                                  eWeb21 Corp.
                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                                             Deficit
                                                                                                             accumulated
                                                                       Additional   Common     Currency      during
Date                       Preferred  Preferred   Common      Common    paid in     Stock      translation   development
                             stock       stock     stock       stock     capital   Subscribed  adjustment     stage         Total
                           ---------   ---------  ---------   --------   -------  ----------  ------------  ------------   ------



Balance 12-31-1999             -0-     $  -0-    14,999,343  $15,000   $2,518,833               $  3,850      $(14,312)  $   72,684

Unaudited
Sale of common stock
  to be delivered                                                                  9,688,014                              9,688,014
Currency translation
   adjustment                                                                                     (9,904)                    (9,904)
Net loss                                                                                                    (4,593,068)  (4,593,068)
                              ------   -------   ----------  --------  ----------  ----------    --------  ------------  -----------
Balance September 30, 2000     -0-     $  -0-    14,999,343  $15,000   $2,518,833  $9,688,014    $(6,054)  $(4,607,380)  $7,608,413












                 See accompanying notes to financial statements.

                                  eWeb21 Corp.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


     NOTE  A--BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information as set forth in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of eWeb21 Corp. (formerly D- Lanz Development Group, Inc.) (the "Company") for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

NOTE C--Foreign Currency Transactions

     The functional currency is the Korean Won. Monetary assets and liabilities denominated in foreign currencies are translated into Korean Won at the balance sheet date and reported in U. S. Dollars. with the resulting gains and losses recognized in current results of operations. Monetary assets and liabilities denominated in foreign currencies are translated into Korean Won at W1,110.3 to US$1, the rate of exchange on September 30, 2000. Revenue, expenses, gains and losses from foreign currency transactions are converted at the exchange rate in effect on the date on which the transaction occurred. All foreign exchange transaction gains and losses are included in the results of operations. Balance sheet accounts, principally in Korean currency, are translated at the current exchange rate as of the balance sheet date. The resulting translation adjustment is recorded as a separate component of shareholders' equity.

NOTE D -- REORGANIZATION OF THE COMPANY

     During April, 2000, D-Lanz Development Group, Inc., completed a series of transactions as follows:

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

     c. Reverse Merger of eWeb21 Corporation and Recapitalization of the Company

     In April, 2000, the Company completed a reverse acquisition with eWeb21, Inc., a Korean corporation, which has been accounted for as the issuance of 11,880,000 shares of common stock by a private company for the net assets of the Company, accompanied by a recapitalization pursuant to an Agreement of Business Combination, the ("Agreement"), which was entered into in March, 2000. Accordingly, the financial statements of eWeb21, Inc. became the consolidated financial statements of the Company.

     The consolidated balance sheet as of September 30, 2000 consists of the unaudited balance sheet of the Company as at September 30, 2000 and the unaudited balance sheet of eWeb21 at September 30, 2000 and the unaudited related statements of income, cash flows and stockholders' equity for the nine months ended September 30, 2000 and the unaudited related statements of income, cash flows and stockholders' equity for eWeb21, Inc. for the nine months ended September 30, 2000.

     d. Change of Corporation Name

     Subsequent to the date of the financial statements the Company changed its name to eWeb21 Corp.

NOTE E - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999 and September 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At September 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $4,607,380. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2005.

     The components of the net deferred tax asset as of September 30, 2000 are as follows:

          Deferred tax asset:

         Net operating loss carry forward                      $  1,566,509
         Valuation allowance                                    $(1,566,509)
         Net deferred tax asset                                   $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to September 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

         NOTE F - COMMITMENTS AND CONTINGENCIES

     (a) Lease agreements

     The Company has located its operating and administrative facilities at 21F Techno-mart 546-4 Kui-dong, Kwanggin-gu, Seoul, Korea pursuant to a lease agreement dated on Jan 1, 2000 for a term of 2 years with minimum annual rental payments as follows:

     According to a lease terms and conditions, eWeb21, Inc. has paid a lease deposit ($1,345,677) when it made the lease contract.

     (b) Consulting Agreements

     The Company has entered in an consulting agreement with Samil Accounting corporation for a period of one year with an annual consulting fee of $5,400.

     (c) Retirement and Severance Benefits

     The Company's retirement and severance program is that which is required under Korean legislation. Each employee is entitled to a lump-sum payment based on a number of factors when they leave the Company. The employees are fully vested in these amounts and are entitled to receive the amounts immediately upon separation.

     The management of the Company believes that the amount of the Company's retirement and severance liability as of September 30, 2000 is immaterial due to the Company's short period of operation and, therefore, did not reflect the corresponding amount of liability on the accompanying balance sheet in accordance with Korean GAAP.

     Under U.S. GAAP, in accordance with the consensus in the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 88-1, the basis of provision for allowance for retirement and severance benefits liability is adequately disclosed.

     (d) Stock Option Plan

     The Company adopted the 2000 Equity Incentive Plan (hereinafter referred to as the "Plan"), is (1)to provide a special incentive to selected individuals who have made contributions to the business and success of the Company and its subsidiaries (2) to provide special incentives to selected individuals who had previously made contributions to the business and success of eWeb21, Inc. (a private, wholly-owned subsidiary of the eWeb21 Corp.) and who previously had been awarded special incentive options which were never exercised and which now have been cancelled. The Plan is designed to accomplish this purpose by offering such individuals by offering them an opportunity to participate in the Company's future performance through awards of Options, Restricted Stock and Stock Bonuses (collectively "Awards").

     The Plan is administered by a committee (the "Committee") to be established by the board of directors of the Company (the "Board") or the Board acting as the Committee.

     As of September 30, 2000, the Company issued 1,600,000 options. The Company has reserved 1,600,000 shares of stock pending conversion of the options into shares of common stock.

         NOTE G - COMMON STOCK SUBSCRIBED

     As of September 30, 2000, the Company's subsidiary eWeb21, Inc. has received an aggregate of $9,688,014 through various private placements completed prior to the date of the Company's reorganization and will be issued shares of common stock of the Company at a price as yet to be determined.

       NOTE H - SEGMENT AND REGIONAL INFORMATION

     All of the Company's operations are currently represented by Promoweb software sales. Sales and costs by geographic area for the period from January 1, 2000 to September 30, 2000 are as follows:


                     Sales of services                   Sales of merchandises                     Total
                     Won(thousand)      U.S.dollar     Won(thousand)    U.S.dollar    Won(thousand)     U.S.dollar

                                   eWeb Korea

   Sales             W 1,738,598        $ 1,552,735      W3,029,628     $ 2,705,750     W 4,768,226     $ 4,258,485
   Costs of sales      1,401,264          1,251,463       2,302,517       2,056,370       3,703,781       3,307,833

   Gross Profit      W   337,334        $   301,272      W  727,111     $   649,380     W 1,064,445     $   950,652

                                   eWeb Japan

   Sales             W    38,812        $  34,663        W   77,655     $    69,353     W  116,467      $   104,016
   Costs of slaes         30,635           27,360            59,018          52,709         89,653           80,069

   Gross Profit      W     8,177        $   7,303        W   18,637     $    16,644     W   26,814      $    23,947


                                 eWeb Australia

   Sales             W     1,170        $   1,045        W    2,005     $     1,791     W    3,175      $     2,836
   Costs of sales            923              824             1,524           1,361          2,447            2,185

   Gross Profit      W       247        $     221        W      481     $       430     W      728      $       651

                                      Total


   Sales             W 1,778,580        $1,588,443       W3,109,288     $ 2,776,894     W 4,887,868     $ 4,365,337
   Costs of sales      1,432,822         1,279,647        2,363,059       2,110,440       3,795,881       3,390,087

   Gross Profit      W   345,758         $ 308,796       W  746,229     $   666,454     W 1,091,987     $   975,250

     The balances of significant asset and liability accounts of service centers as of September 30 of 2000 are as follows:

                                                                          Won (thousands)
                                               eWeb Korea         eWeb Japan        eWeb Australia           Total

           Accounts receivable             W     1,493,408     W     155,310     W       3,569    W        1,652,287
           Accounts payable                              -           117,050             2,713               119,763


                                                                            U.S. dollars
                                               eWeb Korea         eWeb Japan        eWeb Australia           Total
           Accounts receivable             $     1,340,543     $     138,128     $       3,201     $       1,481,872
           Accounts payable                              -           104,978             2,433               107,411


         NOTE I - COMPREHENSIVE INCOME

     Under U.S. GAAP, the Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No.130, which requires the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) for period presented. As of September 30, 2000, the Company does not have any other comprehensive income (loss) items that are required for disclosure under U.S. GAAP and total comprehensive income (loss) is equal to net loss for the period from January 1, 2000 to September 30, 2000.

         NOTE J - COMMON STOCK

     For the period from January 1, 2000 to September 30, 2000, the Company sold an aggregate of 549,214 shares of common stock for an aggregate consideration of W2,746,070,000 ($2,450,687)

Item 2. Management's Discussion and Analysis of Plan of operation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


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

Development stage activities.

     The Company has been a development stage enterprise from its inception Octtober 11, 1999 to September 30, 2000. The Company is in the process of developing a web site on the World Wide Web for the purpose of selling health care products and sharing its expertise by doing consulting.

     On April 15, 2000, the Company entered into an Agreement of Business Combination with the eWeb21, Inc., a Korean corporation, whereby, the Company issued 14,880,000 shares of common stock for all the issued and outstanding shares of common stock of eWeb. The transaction has been accounted for as th issuance of shares of common stock by a private company for the net assets of the Company, accompanied by a recapitalization. Accordingly, the financial statements of eWeb become the financial statements of the Company.

     During this period, management devoted the majority of its efforts to initiating the process of the web site design and development, developing Internet relationships such as communications service links, customers and other Internet Presence Providers to enhance the Companies offerings, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its research and development for its products; completing the documentation for and selling initial shares through the Company's private placements; completing a reverse merger with Eweb21 Corp; and completing the documentation for the Company's initial public offering. These activities were funded by the Company's management through the initial sale of shares of eWeb's common stock aggregating $20,000; investments from stockholders through the sale of 215,521 shares of common stock of eWeb aggregating $9,688,014 and borrowing an aggregate of $1,878,520 on a short term basis. The Company has not yet generated sufficient revenues during its limited operating history to fund its ongoing operating expenses, repay outstanding indebtedness, or fund its web site and product development activities. There can be no assurance that development of the web site will be completed and fully tested in a timely manner and within the budget constraints of management and that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into web site development, marketing research as defined in the Company's operating plan will significantly reduce the cost of development, preparation, and processing of purchases and orders by enabling the Company to effectively compete in the electronic market place.

     For the next 12 months, the Company plans to devote the majority of its efforts to (i) obtaining financing to build administrative and service facilities to market its software, services and products, (ii) pursuing and finding a management team to continue the process of completing its marketing goals and to develop new markets. The Company anticipates it will be able to expand its operations. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including the timing of the introduction of the Company's products into its target markets; whether and when new products are successfully developed by the Company, market acceptance of current or new products, competitive pressures on pricing, changes in the mix of products sold. Operating results would also be adversely affected by a downturn in the market for current technology it improved technology is introduced. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its sales did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible.

     The Company's results of operations for the nine months ended September 30, 2000 should be viewed with considerable caution due to the following factors:

     1) Results of operations for the period from inception, October 11, 1999, to December 31, 1999 and for the nine months ended September 30, 2000 do not reflect a full year's worth of revenues but rather 51 days of revenues as the Company since only commenced generating revenues beginning October 11 of 1999.

     2) Inherent in any acquisitions are costs which arise from integration of operations into the Company's existing business operations. Many of these may be viewed as one-time, non- recurring charges which are not likely to be repeated in future performance periods.

     The Company plans to invest heavily in marketing and promotion, the hiring of additional employees and the enhancement of our websites and operational infrastructure. Therefore, it expectz to incur increasing sales and marketing, product development and general and administrative expenses. As a result, it will need to generate higher revenue to achieve and maintain profitability, although it may never be able to do so. If its revenue growth is slower than anticipated, or our operating expenses exceed our expectations, its losses will be significantly greater.

     Due to these factors, the September 30, 2000 results of operations discussed below may not be an accurate indication of future performance. In addition, comparison of results for the nine months ended September 30, 2000 with those for the nine months ended September 30, 1999 are difficult to make due to the basic dissimilarity between a developing stage company and a company that has commenced substantial business operations beginning in October 11, 1999.

Results of Operations for the nine months ended September 30, 2000.

     NET SALES. Revenues consist of consist of Promoweb product sales and services, net of any discounts and reserves for expected returns. Revenue were aggregated $4,365,337 for the nine months ended September 30, 2000. These minimal revenues primarily resulted from expanded marketing efforts and the introduction of new product lines. During this period, the Company has expanded its operations into the geographic areas of Korea, Japan and Australia.

     Direct costs. Direct costs consist of telecommunications charges in respect of providing internet connection services to customers. These costs are expensed as incurred. For the nine months ended September 30, 2000, these costs aggregated $3,390,087.

     Selling, general and administrative expenses. Sales and marketing expenses consist primarily of advertising costs, order processing and fulfillment costs, credit card costs and the salary and benefits of our sales, marketing and customer service personnel. Advertising costs include online marketing efforts, print advertising and direct marketing campaigns. Sales and marketing expenses aggregated $1,976,457 for the nine months ended September 30, 2000. The Company intends to continue to pursue an aggressive marketing strategy to attract new customers. Therefore, it expects sales and marketing expenses to increase significantly in future periods.

     Other income and expense, net other income (expense), net consists primarily of earnings on our cash and cash equivalents of $11,822, and interest payments on our loan and lease agreements of $88,666 and foreign currency transaction loss-net of $29,446.

     BENEFIT (PROVISION) FOR INCOME TAXES. As a result of the pre-tax loss recorded for the period from inception, October 11, 1999 to September 30, 2000, the Company not recorded a benefit for Federal income taxes. Instead the Company recognized no income tax benefit from the losses generated for the period from inception, October 11, 1999 to September 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products and services, the Company believes that a full valuation allowance should be provided. The Company will continue to assess the likelihood of realization of such assets; however, if future events occur which make the realization of such assets more likely than not, the Company will record a tax benefit.

Liquidity and Capital Resources.

     The Company's cash balance at December 31, 1999 and September 30, 2000 is $22,661 and $3,731,223 respectively. Working capital at December 31, 1999 and September 30, 2000 is negative at December 31, 1999 by $327,309 and positive at at September 30, 2000 by $3,622,283. For the period from inception, October 11, 1999, to December 31, 2000, working capital was provided by sale of shares of common stock aggregating $83,146 and an increase in short term borrowings of $519,273. The Company expended cash through the purchase of other assets of $122,046; payment of a guarantee deposit for rent for $235,444, software development costs of $4,076, and cash used in operations of $220,908.

     For the nine months ended September 30, 2000, the Company sold shares of its common stock for an aggregate consideration opf 9,688,014 and increased short term borrowings by $1,359,247. Cash was used by the Company through operations of $3,783,783, increasing the Company's guarantee deposit by an additional $1,534,230, increasing short term loans receivable by $516,521, purchase of intangible assets of $73,818, purchase of fixed assets of $1,176,909, payment of monies for software development costs of $1,241,745 and a loss of currency transaction adjustment of $9,904.

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 eWeb21 Corp.


                                  /s/Hyo-Sung Choi
                                  ----------------
                                  Hyo-Sung Choi,
                                  Chief Financial Officer


Dated:     November 30, 2000